Form 10-Q
period 1999-06-30
NETGEN 2000 INC
filed 1999-12-06
CIK 1084883

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended     June 30,1999

Commission file Number	000-26307

			Netgen 2000, Inc.
(Exact name of registrant as specified in its charter)

	Florida				   65-0873448
(State or other jurisdiction of		(I.R.S. Employer
incorporation of organization)		Identification Number)

324 Datura Street, # 140		33401
West Palm Beach, Florida		(Zip Code)
(Address of principal executive office)

Registrants telephone number, including area code:
(561) 655-5351

 Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $ 0.01 Par Value- 4,425,000 shares as of
June 30,1999.




		PART I. - FINANCIAL INFORMATION
			NETGEN 2000, INC.
  		    CONDENSED BALANCE SHEETS



					June30		December 31
					1999		1998
					Unaudited	Audited

-ASSETS-
CURRENT ASSETS
 Cash and cash equivalents	      $ 86,90	      $ -0-
					------- 	------
Total Current Assets			86,906		-0-

FIXED ASSETS
 Computer Equipment,
 Furniture & Fixtures			10,710		3,500
					------- 	------
Total Fixed Assets			10,710 		3,500

OTHER ASSETS
  Deposit				2,000		-0-
					------- 	------
Total Other Assets			2,000		-0-
					------- 	------
TOTAL ASSETS 			     $ 99,616 	      $ 3,500


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities			-0-		-0-

Stockholders' Equity
 Common Stock par value $ 0.01 per share
   Authorized 6,000,000 shares
   Issued 4,490,000 and 3,000,000 	$ 44,250	$ 30,000
  Additional Paid In Capital 		 249,150 	     700
 Retained Deficit			[193,784]	 [27,200]
					----------	----------
Total Stockholders' Equity		  99,616 	   3,500
					----------	----------
TOTAL LIABILITIES & STOCKHOLDERS'	$ 99,616	 $ 3,500
EQUITY

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
			CONDENSED STATEMENT OF OPERATIONS
		    Three Months Ended June 30, 1999 and 1998
				    (UNAUDITED)


					1999		1998

REVENUES

Sales 					$16,199		$-0-
Dividends 				    102		 -0-
 					-------- 	------
Total Revenues				$16,301 	$ -0-

EXPENSES

Operating and Administrative Expenses	$ 157,254 	$-0-
 					----------	------
NET LOSS				$[140,953] 	$-0-

Net Loss Per Share			$0.03 		 -0-

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
			CONDENSED STATEMENTS OF CASH FLOWS
		    Three Months Ended June 30, 1999 and 1998
				    (UNAUDITED)


					1999		1998
OPERATING ACTIVITIES
 Net Loss 			       $[ 140,953]    $ -0-
					----------	------
  Net cash provided by
  operating activities			[140,953]	-0-

INVESTING ACTIVITIES
 Purchase of property			[ 2,925]	-0-
 and equipment				[ 2,000]	-0-
					----------	------
  Net cash used in investing		[ 4,925]	-0-
  activities

FINANCING ACTIVITIES
 Issuance of common stock 		221,600		-0-
 Issuance of warrants			10,400		-0-
 					----------	------
  Net cash provided by financing
  activities				232,000		-0-
					----------	------

NET INCREASE [DECREASE] IN CASH		86,122		-0-

BEGINNING CASH				   784		-0-
					----------	------
ENDING CASH, JUNE 30, 		      $ 86,906		-0-

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
		NOTES TO CONDENSED FINANCIAL STATEMENTS
				June 30, 1999
			 	 (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X .Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal re-curring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
June 30,1999 are not necessarily indicative of the results that may be expected for the year ended December 31,1999. These Condensed Financial Statements should be read in con-junction with the Financial Statements and notes thereto contained in the company's Form 10-K for the year ended December 31,1999.

NOTE 2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	As of June 30,1999, the Company had cash and cash equivalents of $ 86,906.00. The Company had commenced a private placement of 300,000 units consisting of one share of common stock and one redeemable warrant and had sold 190,000 Units resulting in net proceeds to the company of $ 190,000.00.

	The company is in a development stage and so far has been able to generate a revenue of $ 16,199.00 for the quarter ended June 30,1999. The majority of the Operating Expenses were for the development of the Website and the planning of the marketing plan for the company.


	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

	The company continued its development efforts for the period from April1999 to June 1999.The company focused its energies on re-designing the website to incorporate a more esthetic appearance. Initial focus group research indicated the website would benefit from a more sophisticated appearance. Since a major end-user attraction to the site is the myriad of information available on Legal, Medical, and Business issues, the company spent a significant amount of man hours completing the information database that is available to customers who log on to the site seeking topic specific information.

	The company continued its sales and marketing research, and developed a preliminary plan of attack for rollout of the Netgen 2000 concept to specific test markets.

	Additionally, the company continued its research on value added links within the site. Netgen 2000 entered into reciprocal link agree-ments with other operational sites. It is the practice of the company to continue periodically to add new links and information to keep the attention of the end-user population, and leverage the links and in-formation as a means of attracting new end-users and subscribers.

	The company also began to test market its sales strategy in the West Palm Beach, Florida market with immediate results.




			PART II. - OTHER INFORMATION  OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.




			NETGEN 2000, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




			NETGEN 2000, INC.
			(Registrant)


November 19,1999		Derek G. Dunn
Date				President and Director


November 19,1999		Arvind B. Ajinkya
Date				Chief Financial Officer



			NETGEN 2000, INC.
			324 Datura Street Suite 140
			West Palm Beach, FL 33401


                                                December 5, 1999


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.


Respectfully,


Netgen 2000 Inc.

Mildred R. Dunn
Executive Assistant