Form 10-Q/A
period 1999-06-30
NETGEN 2000 INC
filed 1999-12-07
CIK 1084883

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




		PART I. - FINANCIAL INFORMATION
			NETGEN 2000, INC.
  		    CONDENSED BALANCE SHEETS



					June30		December 31
					1999		1998
					Unaudited	Audited

-ASSETS-
CURRENT ASSETS
 Cash and cash equivalents	      $ 86,906	      $ -0-
					------- 	------
Total Current Assets			86,906		-0-

FIXED ASSETS
 Computer Equipment,
 Furniture & Fixtures			10,710		3,500
					------- 	------
Total Fixed Assets			10,710 		3,500

OTHER ASSETS
  Deposit				2,000		-0-
					------- 	------
Total Other Assets			2,000		-0-
					------- 	------
TOTAL ASSETS 			     $ 99,616 	      $ 3,500


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities			-0-		-0-

Stockholders' Equity
 Common Stock par value $ 0.01 per share
   Authorized 6,000,000 shares
   Issued 4,490,000 and 3,000,000 	$ 44,250	$ 30,000
  Additional Paid In Capital 		 249,150 	     700
 Retained Deficit			[193,784]	 [27,200]
					----------	----------
Total Stockholders' Equity		  99,616 	   3,500
					----------	----------
TOTAL LIABILITIES & STOCKHOLDERS'	$ 99,616	 $ 3,500
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