Form 10-Q
period 1999-09-30
NETGEN 2000 INC
filed 1999-12-07
CIK 1084883

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended     September 30, 1999


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

Common Stock, $ 0.01 Par Value- 4,425,000 shares as of
September 30,1999.




		PART I. - FINANCIAL INFORMATION
			NETGEN 2000, INC.
  		    CONDENSED BALANCE SHEETS



					Sept. 30	Dec. 31
					1999		1998
					Unaudited	Audited

-ASSETS-
CURRENT ASSETS
 Cash and cash equivalents		$ 33,016	$ -0-
					---------	---------
Total Current Assets			  33,016	  -0-

FIXED ASSETS
 Computer Equipment,
 Furniture & Fixtures			  13,376	  3,500
					---------	---------
Total Fixed Assets			  13,376 	  3,500

OTHER ASSETS
  Deposit				   2,000	  -0-
					---------	---------
Total Other Assets			   2,000	  -0-
					---------	---------
TOTAL ASSETS				$ 48,392	$ 3,500


LIABILITIES AND STOCKHOLDERS' EQUITY

Payroll Tax Payable			$    761	$ -0-
					---------	---------
					     761	  -0-
Stockholders' Equity
 Common Stock par value $ 0.01 per share
   Authorized 6,000,000 shares
   Issued 4,490,000 and 3,000,000 	$ 44,900	$ 30,000
  Additional Paid In Capital 		 313,500 	     700
 Retained Deficit			[310,769]	 [27,200]
					----------	----------
Total Stockholders' Equity		  47,631 	   3,500
					----------	----------
TOTAL LIABILITIES & STOCKHOLDERS'	$ 48,392	 $ 3,500
EQUITY

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
			CONDENSED STATEMENT OF OPERATIONS
		    Three Months Ended September 30, 1999 and 1998
				    (UNAUDITED)


					1999		1998

REVENUES

Sales 					$20,691		$ -0-
Dividends 				  2,386		  -0-
 					----------	----------
Total Revenues				$23,077 	$ -0-

EXPENSES

Operating and Administrative Expenses	$ 140,062	$ -0-
 					----------	----------
NET LOSS				$[116,985] 	$ -0-
					----------	----------
Net Loss Per Share			$0.03 		  -0-

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
			CONDENSED STATEMENTS OF CASH FLOWS
		    Three Months Ended September 30, 1999 and 1998
				    (UNAUDITED)


					1999		1998
OPERATING ACTIVITIES
 Net Loss 			        $ [ 116,985]	$ -0-
Increase in Tax Payable			      761	  -0-
					----------	----------
  Net cash provided by
  operating activities			[116,224]	  -0-

INVESTING ACTIVITIES
 Purchase of property			[ 2,666]	  -0-
 and equipment				----------	----------
  Net cash used in investing		[ 2,666]	  -0-
  activities

FINANCING ACTIVITIES
 Issuance of common stock 		 221,600	  -0-
 Issuance of warrants			  10,400	  -0-
 					----------	----------
  Net cash provided by financing
  activities				 232,000	  -0-
					----------	-----------

NET INCREASE [DECREASE] IN CASH		[ 53,890]	  -0-

BEGINNING CASH				  86,906	  -0-
					----------	----------
ENDING CASH, September 30,		$ 33,016	  -0-

See Accompanying Notes to Financial Statements




				Netgen 2000, Inc.
		NOTES TO CONDENSED FINANCIAL STATEMENTS
				September 30, 1999
			 	 (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal re-curring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
September 30,1999 are not necessarily indicative of the results that may be expected for the year ended December 31,1999. These Condensed Financial Statements should be read in con-junction with the Financial Statements and notes thereto contained in the company's Form 10-K for the year ended December 31,1999.

NOTE 2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	As of September 30,1999, the Company had cash and cash equivalents of $ 33,016.00. The Company had commenced a private placement of 300,000 units consisting of one share of common stock and one redeemable warrant and had sold 230,000 Units resulting in net proceeds to the company of $ 230,000.00.

	The company is in a development stage and so far has been able to generate a revenue of $ 20,691.00 for the quarter ended September 30,1999. The majority of the Operating Expenses were for the development of the Website and the planning of the marketing plan for the company.


	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

	For the period from July to September the company has begun to implement the preliminary aspects of the marketing plan. Design and implementation of all collateral material was completed, laying the groundwork for sales efforts to begin in earnest. The first regional television commercials were produced and the first phase of the media test market was begun. Preliminary results saw a marginal increase in website hits, and it was determined that the company would need to bring in outside expertise in the media planning/buying function. The company completed production of the first many corporate industrial videotapes to be utilized in conjunction with the sales pre-
sentation. Initial responses to the video have been positive.
The company has also begun to evaluate various ad campaign themes for effectiveness, and continues to do so.

The company also continues its redesign of the Website. Based on initial test markets, the site colors and fonts were changed to reflect a more sophi-sticated image. The company also began selling subscriptions to businesses in the West Palm Beach market (test market), and spent significant man-hours fine tuning the subscriber templates to facilitate anticipated demand for subscriptions.



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