Form 10KSB
period 1999-12-31
NETGEN 2000 INC
filed 2000-04-26
CIK 1084883

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

COMMISSION FILE NUMBER: 0-23532

NETGEN2000, INC.

FLORIDA	65-0873448
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6685 FORREST HILL BLVD., SUITE 211
WEST PALM BEACH, FL	(Zip Code)
(Address of Principal Executive Offices)	33415

561-641-2424
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.01
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

Yes (XX) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[XX]

The Registrant had revenues of $37,856 during its recent fiscal year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.75 and $.88 respectively, of such common stock as of April 19, 2000, is approximately $1,196,580, based upon an average of $.825 multiplied by 1,450,400 shares of common stock as of such date held by non-affiliates. As of April 19, 2000, the Registrant had a total of 5,460,400 shares of common stock, par value $.01 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report on Form 10- KSB except for certain previously filed exhibits identified in Registrant’s Form 10-SB/12g/A and/or Forms 10-QSB.

(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

TABLE OF CONTENTS
Page
PART I
Item 1. Description of Business.
Item 2. Description of Property.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis.
Item 7. Financial Statements.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports on Form 8-K

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company", "we" and "our" are to Netgen 2000 Inc., a Florida corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS.

Company Overview

Netgen 2000, Inc. was incorporated in Florida in October 1998. We are an internet marketing services company that specializes in designing, creating and marketing what we believe to be cost-effective Internet web and image sites, products and custom software. We strive to provide businesses, of all sizes (our clients), with interactive Internet image sites along with marketing services, to create exposure to vast audiences of prospective consumers. We advertise our web site as a Community Information Center, which offers free information to internet users who click on our web site (our visitors). After accessing the free information, visitors can, if they so desire, contact our client(s) who specialize(s) in the area(s) of interest to the visitor, by typing in their (the visitor’s) zip code, which, in turn will bring up the client’s image site. Image sites are one page web sites that only consist of web images and text. Client profiles only appear after the image site has been contacted. The image site has no further links.

Thus, our marketing services, by first offering an array of free information to visitors to our web site, assists clients in enhancing their business enterprise by directing these Internet visitors to the clients’ image site - be it health care, legal services, or other business - in their local area. In addition, we intend to provide visitors to our web-site with "shopping-cart" access to a variety of health care consumer products. The shopping-cart program is proprietary to the Company, and will not be available to clients. Our e-commerce retail business plan anticipates being setup with "secure socket layer" and will be using "cyber cash" to take orders. Secure Socket Layer or "SSL" is a protocol, i.e., set of rules governing the communication, for securing data transmissions in commercial transactions on the Internet. It provides data encryption, (a message conversion to code), server authentication, and data integrity for client/server communications across the Internet. Cyber cash is software which provides the ability to accept credit card purchases.

We will also assist clients in improving their Internet presence in the event they offer products, in addition to, services. We use technology for the creation of our web site which increases the chances that the our clients' image sites are seen by an Internet user irrespective of the search engine used. The majority of our current revenues will be derived from custom web and image site design, servicing fees and product advertising.

We were initially capitalized with a $30,700 investment by our founder, for which 3,000,000 shares of common stock were issued. On March 25, 1999, we conducted a private offering of a maximum of 300,000 units, each Unit consisting of one (1) share of common stock , $.01 par value, and one (1) warrant at an offering price of $1.00 per Unit. Each warrant was exercisable at $1.00 per share. As part of the offering we also converted an outstanding convertible debt of $39,000 into 390,000 shares of common stock. We also issued 830,000 options to purchase common stock to certain consultants and authorized the issuance of up to 1,000,000 B warrants for future consultants or broker-dealers from which $8300 has been raised. In total, gross proceeds from the offering as of the date of this filing are $237,300.

We believe the securities given to the consultants fairly approximates the value of the services performed by them, although no independent third party assessment has been performed. The consulting agreements were executed in January 1999, at a time when the Company had no operations and was still in its planning stages, with limited funds. The consultants assisted the Company in raising early seed money, enabling it to hire attorneys and other professionals. They assisted in structuring the private placement and consulting with legal counsel. They have assisted in enhancing our business concepts including marketing technique and web site appearance. They have and will continue, to introduce the Company into the financial community.

Business Strategy

Our mission is to become an established service provider within our market niche. The critical success factors in the our opinion are: understanding, developing and applying information technology to the Internet, interactive media markets, and data access and software tools; narrowing market focus while consummating strategic alliances to complement product and service offerings; investing in what we consider to be strategic Internet or interactive media investments or acquisitions and, most importantly, a continued understanding of clients' needs.

We expect to utilize our expertise in database design/development and project management to create a suite of product and service offerings, that will enable sophisticated direct interactive marketing environments. We believe these new products will enable us to take advantage of the demand for data management services created from the Internet and interactive media, while continuing to grow and invest in the design and development of web sites. Additionally, in fiscal year 1999, the Company plans to continue to develop and refine the products and services of its business, with the goal of increasing revenue as new products are commercially introduced.

Additionally, we will seek to expand our participation in Internet, and interactive media industries, and increase market share. Key elements of this strategy include:

Utilizing the latest technology available to the Internet, including Java, Java Script, Neoweb Script, Tcl/tk and Shockwave, to achieve optimum Internet presence and building web sites without the use of HTML editors. While editors often don't support many new additions to the web and use codes designed for one particular kind of web server that could present problems, the Company is adding to the HTML code to enhance its versatility for the web server. We will constantly increase our technological capabilities through the enhancement of existing software and the re-engineering of our proprietary database software in order to allow the our clients greater ability to access, analyze and update their own databases through the use of our services and software.

Continuing to enhance and expand the Company's products and services. We intend to invest resources in new business ideas or investments which seek to capitalize on opportunities surrounding the growth of the Internet and the interactive marketing industry. We intend to continue to pursue the growth and development of our technologies and services and continue to introduce products commercially. Additionally, we intend to evaluate new opportunities to further our investment opportunities and also to seek out opportunities to realize increased stockholder value through the acquisition of compatible companies.

Providing a high level of customer service and plan to create an Internet presence that adds value to our clients’ organizations.

Pursuing innovative advertising solutions. We are actively seeking to develop innovative ways for advertisers to effectively reach their target audiences through the Internet. We will design and offer customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. We are continuing our development of software that will provide it with the ability to target ads based on demographics and usage patterns. In particular, we will use banner ads, E-mail campaign programs, link exchanges, news groups and over three hundred fifty (350) of the most popular search engines. Because we are a development stage company, and our advertising concepts are only in the planning stage, there can be no assurance that these concepts, when and if implemented, will be successful.

Cross-selling products and services. We are involved in many aspects of the direct marketing sales cycle.

Custom Image Site Development

We develop high-end custom image sites, encompassing original graphics and innovative layouts. Our business strategy is to develop and design consumer friendly image sites that achieve growth and organizational optimization for our clients by creating more efficient navigation, utilizing interactive databases, and by using technology to increase the likelihood of being found at or near the top of search engines. Activity on our clients’ image sites are to be enhanced initially by attracting visitors to the our web site and providing specific and detailed information in the fields of medicine, law and business, at no charge to the visitor. At this point, our web site data will not identify our clientele. Visitors to our site may then type in their zip code, and will be linked, by professional or business specialty, to the individual sites of the Company’s clients-doctors, health care professionals, lawyers, business advisors, etc. in their local area. In other words, data on our web site will only include or list our clients when visitors are searching their local area. Visitors attracted by the latest intelligence in these various fields will be directed to the client’s comprehensive profile on their specially designed site. Clients may include pictures, biographical data and personal messages explaining distinctive elements of the client’s business (for example, physicians may include information regarding individuals patient procedures, new treatments, medications, etc.) Only one client image site per specialty per zip code is created. Prospective consumers seeking services in the client’s local area will be referred only to that client.

Divisions

The Company provides free medical and legal information but does not hold itself out as offering nor does it intend to provide legal or medical advise, which is not permitted.

Legal. We develop image sites and products for attorneys and law firms. We expect attorneys and law firms to utilize this division to increase their exposure to prospective clients who are in need of specific specialization. We believe this will also increase likelihood of placement/selection of these legal specialization on search engines.

Medical. This site is designed to assist visitors in locating quality healthcare providers or specialists in the visitors local or specified area. It will provide valuable information on the practice and will link the visitor to the physician’s office to make an appointment for further consultation. Our site covers sixteen (16) different health topics with over one hundred eighty (180) categories of resource information.

Business. Our Business Guide is a reference guide designed to furnish visitors with easy to use resource information on local businesses in various business categories. Visitors will discover, locate and identify businesses ready to serve them in their local market area by being offered relevant information about the business, including photos of the business, its history, specialization and maps to their location.

The Market

There are twenty-eight thousand (28,000) zip codes in the United States. There are approximately one hundred eighty (180) health topics, one hundred twenty (120) legal areas and twenty (20) business categories. Currently we offer sixteen (16) medical specialties; eleven (11) law related topics; and thirty (30) business topics. The practitioner or business is offered exclusivity for his/her/its particular area or specialty in the zip code of his choosing. In addition, we plan to offer products or product lines associated with these various enterprises.

Growth

Our growth will largely be influenced by the growth of the Internet. Although estimates vary widely, we are of the opinion that more than three hundred million (300,000,000) persons will be using the Internet by the year 2002 for the purpose of purchasing goods and services. However, at present, our web site will only contain references and referrals within the twenty-eight thousand (28,000) zip codes in the United States. In the future, with the expansion of our business, of which we cannot be assured, we may include areas outside the United States.

Products and Development

Research and Development: We intend to further our development and marketing of a variety of Internet related products, to include both proprietary and non-proprietary products typically associated with our three divisions. We are presently exploring the feasibility of offering health related products such as holistic vitamins and supplements, legal forms and software related products. In addition, we believe additional sources of revenue can be derived from advertising and business brokerage. These areas are all characterized by rapid technological development. We believe that our future success will largely depend upon our ability to continue the enhancement of our existing products and services and the development of other products and services which complement existing ones. To date, we have incurred nominal research and development expenses. In order to respond to rapidly changing competitive and technological conditions, we expect to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis with established products. However, there can be no assurance that we will be able to secure the funds necessary to pay for the research and development at terms and conditions satisfactory to us.

Web Server. We intend to develop a proprietary Internet server which will provide our clients immediate, constant and efficient access to a web site other than the Internet’s alternative servers. In time, we intend to become an Internet service provider to our clients by providing them with discs or diskettes to access the Internet at no additional cost. We are hopeful that this type of service will help maintain a loyal client base.

Intellectual Property and Proprietary Rights. The Company regards its technology as proprietary and attempts to protect it by relying on common law trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. However, we currently have no patents or patents pending and have not filed for patent protection. Nor do we anticipate that patents will become a significant part of our intellectual property in the future. We intend to enter into confidentiality agreements with respect to our proprietary technology and limit access to, and distribution of our proprietary information.

Marketing Strategy

Marketing ourselves involves the use of Internet technology. We utilize "search engines", such as IMAST, which has included us on 1300 search engines. A "search engine" is the primary computerized technique used to locate and identify particular web sites or their subject-matter. In addition, we intend to market ourselves through "banner ads" (advertisements which appear on other web sites) and "reciprocal links" (shortcuts enabling the visitor to travel from one web site to another). In addition to the Internet exposure, we will use direct marketing and direct mail, to promote our products particularly to new residents in their local areas. We will also use TV, newspapers ads and target mailers.

Employees

The Company employs a total of six (6) full-time persons, and two(2) persons paid on a commission basis. None of the Company's employees or commission-based personnel are represented by a union and the Company believes its relationship with its employees is very good.

The Company intends to enter into non-disclosure and non-competition agreements with its key personnel which provide that upon the termination of employment with the Company for any reason, the individual will not compete with the Company for two years. With the exception of two senior officers, salaries are not yet fixed. We intend to offer only modest salaries along with incentives based upon revenues. Derek Dunn, the Company’s president, resigned from his prior employer on May 1, 1999, is employed on a full-time basis. See Part III, Item 10, "Executive Compensation" below.

Impact of Year 2000

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company’s financial position or results of operations.

Except for the historical information herein, the matters discussed in this Annual Report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, changing economic conditions and other risk factors contained in the Company’s most filings with the Securities and Exchange Commission. See Part II, Item 6, "Management’s Discussion and Analysis".

Government Regulation and Legal Uncertainties

There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increased popularity and the use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us, as well as all other Internet companies, to substantial liability. Such legislation could also dampen the growth in use of the web, decrease the acceptance of the web as a communications and commercial medium, or require us to incur significant expense in complying with any new regulations. Other nations, including Germany, have taken actions to restrict the free flow of certain material considered to be objectionable on the web. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunication carriers, including America's Carriers Telecommunications Association, are seeking to have telecommunications over the web regulated by the FCC in the same manner as other telecommunication services. In addition, because the growing popularity and use of the Internet have burdened the existing telecommunications infrastructure and many areas with high web use have begun to experience interruptions in phone service, certain local telephone carriers have petitioned governmental bodies to regulate Internet service providers ("ISPs") and online service providers ("OSPs") in a manner similar to long distance telephone carriers and to impose access fees on ISPs and OSPs. If any of these petitions or the relief sought therein is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth in use of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our solutions originate in the State of Florida, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse affect on our business, results of operations and financial condition. A number of proposals have been made at the federal, state, and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce ("e-commerce") and could adversely affect opportunity to derive financial benefit from such activities. Also, Congress recently passed, and the President has signed into law, the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third party web sites that include materials that infringe copyrights or rights of others. Congress also passed, and the President has signed into law, the Children's Online Protection Act and Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and to impose additional restrictions on the ability of online services to collect user information from minors. We do not believe this legislation will have any adverse affect on us. However, there can be no assurance that such legislation will not impose significant additional costs to our business or subject it to additional liabilities. In addition a number of other countries are considering additional regulation.

Environmental Impact

The Company believes that none of its activities utilize any hazardous materials or result in the discharge of any pollutants into the environment. The Company believes it complies fully with all state and federal environmental laws and regulations.

Competition

The market for clients, visitors and related products and services are intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond its control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors, customer service and support, sales and marketing efforts, and the ease of use, performance, price and reliability of the Company's solutions. We also compete with many Internet content providers and ISPs, including web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These companies have longer operating histories, longer customer relationships, and substantially greater financial, management, technical development, sales, marketing, personnel and other resources. Many nationally known companies and regional local companies across the country are involved in Internet and Intranet applications, including the development and support of web sites and Internet applications, and the number of these companies is increasing. The companies that offer competitive products or services, include, among others:

- web site service boutique firms;

- communications, telephone and telecommunication companies;

- computer hardware and software companies;

- established online service companies;

- advertising agencies;

- direct access Internet and Internet-services and access providers;

- specialized integrated marketing communications firms;

- internal information technologies departments of prospective and current clients; and web site "yellow pages".

We know of at least one directly competitive company - Medconsult.com, which specializes in the location of medical professionals, which is one of the three areas that we are developing.

We believe that our principal methods of competition in attracting clients include the volume of traffic on our web site, brand recognition, customer service, the demographics of our clients and viewers, our ability to offer our clients targeted audiences, and the overall cost-effectiveness of the products and services we offer. We believe that the principal competitive factors in attracting search engines to a customer's web site include our design, title, meta tags descriptions and key words. We also offer marketing support to our clients in assisting the client in obtaining exclusivity in its market area. Finally, by directing prospective consumers to an exclusive image site, we will give our clients a limited ability to block competition in their specialized area.

We believe that the number of Internet companies relying on revenues from their web site will increase substantially in the future. In turn, we will likely face increased competition, resulting in increased pricing pressures on our web site design rates which could in turn have a material, adverse effect on our business, results of operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its executive and administrative offices, which consist of 1400 square feet, at 6685 Forrest Hill Blvd., Suite 211, West Palm Beach, FL 33415. The premises are leased from a non-affiliated party under a two year lease, at $1200 per month, subject to an increase during the second year based upon an increase in the Consumer Price Index. Prior to its recent move to these facilities, we leased during 1999 and through March 2000 approximately 600 square feet of office space at 224 Datura Street, Suite 402, West Palm Beach, Florida 33401 from a non-affiliated party at a monthly rental of $344.50. The Company also leased during 1999 and through March 2000 approximately 2,400 square feet on a month to month basis from a non-affiliate at 324 Datura Way for $1,800 per month, which latter premises were used for its marketing activities. We believe that our facilities are adequate for our current needs and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ-OTC Bulleting Board market. As of April 24, 2000, there were ten market makers in the Company’s stock. The following information with respect to the high and low market prices was obtained from the Company’s records. Trading the in Company’s shares commenced in December 1999

	Bid Price
1999	High	Low
Quarter Ending Dec.31	$1.125	$1.00
2000
Quarter Ending Mar. 31	$3.500	$1.00
Period Ending April 25	$2.500	$.875

The Company has approximately 200 common shareholders. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of the Company's businesses. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and its subsidiaries and such other factors that the Board of Directors of the Company may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During our fiscal year ended December 31, 1999, we had revenues from sales of $37,856, compared to no revenues during the period from inception on October 22, 1998, through the year ended December 31, 1998, respectively. The financial statements attached hereto include audited financial statements for the year ended December 31, 1999, and the period from inception (October 22, 1998) through December 31, 1998.

We incurred a net loss of $2,542,578 ($0.57 per Share) during fiscal 1999, compared to a net loss of $27,000 ($0.01 per Share) for the period from inception through December 31, 1998. The net loss during 1999 was attributable principally to non-cash expense (approximately $2,200,000) related to compensation by the issuance of securities. We believe that such sale and the issuance of shares for services were at the fair market price/value of the shares at the respective dates of the respective transactions. See "Statement of Changes in Shareholders Equity, dated December 31, 1999", which is part of the "Financial Statements", Item 7 below.

Liquidity and Capital Resources

The Company, at December 31, 1999 had current assets of $221 and non-current assets (property, equipment and deposits) of 12,701. We had no current assets at December 31, 1998 and non-current assets (equipment, furniture and fixtures) of $3,500. The Company’s current liabilities were $12,000 at December 31, 1999 compared to no current liabilities at December 31, 1998.

In addition, the Company was capitalized with a $30,000 investment by its founder and then sole shareholder on the date of inception (October 22, 1998). In connection with a private placement, we issued a total 235,000 shares for total consideration, net of commissions, of $235,000. Further, in January 1999, we received $39,000 from five non-affiliated persons, who received convertible notes which had a maturity date of January 2000, with the option of the holders to convert the notes at $.10 per share. The lenders exercised the conversion option during March 1999, and we issued 390,000 shares.

In addition, during March 1999, in connection with the private placement, we sold 190,000 units, containing one share and one redeemable warrant, at a price of $1.00 per unit. The warrant component of the unit is exercisable at a price of $1.00 (the "Units"). In July 1999, an additional 45,000 Units were sold in the private placement at $1.00 per Unit. The Warrants are redeemable at any time from and after July 23, 2000, on thirty days written notice to the holders. We may redeem the warrants at a price of $.0001 per warrant, provided that during the twenty consecutive trading day period prior to the notice of redemption, the closing bid price of the shares have been at least $3.00. See Note D to the Notes to Financial Statements, attached hereto.

During 1999, we also received proceeds in the amount of $830,000 from the exercise of 830,000 stock options granted to our officers/directors.

There is a trend in the Internet industry toward rapid technological change and development, and such trend could adversely impact our ability to generate income from continuing operations. As a result, we are aware that such trends in the Internet industry may have a material impact on its short-term or long term liquidity. Our liquidity has mainly been the result of the sale of the Company’s securities to private investors, the conversion of debt into securities, and the exercise of options.

We are an Internet marketing services company specializing in the design, creation and marketing of advertising sites for service oriented companies and service professionals (our clients) and cost-effective Internet products and custom software. We strive to provide our clients, with interactive Internet image sites along with marketing services. In addition, we provide a subscription service to clients for the servicing and publication of their image sites in strategic zip code locations. This assists clients in enhancing their Internet presence and advertising their services. We began to achieve limited revenues from operations in 1999 and had total revenues of only $37,856 during 1999. We hope to enjoy increasing sales revenues during 2000.

In connection with the issuance to the Company’s chairman of 250,000 B Warrants, which are exercisable at $.01 per warrant, we received an additional $8,500. The Class B Warrants are part of 1,040,000 shares issued, with respect to which we expensed $250,000 in 1999.

In April 1999, we entered into a one (1) year employment agreement with our Chief Financial Officer, we agreed to pay compensation in the form of 60,000 shares of the Company’s common stock at the rate of 5,000 shares per month. The shares have been issued and are being held in escrow by the Company, subject to monthly distribution. The expense was accounted for on the financial statement as consultation fees. At December 31, 1999, forty-five thousand (45,000) shares were distributed to the Chief Financial Officer, and compensation of $45,000 for services was recorded in the financial statements as consultation fees. See Note D to the Notes to Financial Statements. We also issued 10,000 shares to our corporate attorney in exchange for professional services related to the private placement.

Our plan to hopefully generate increased sales and achieve profitability, of which there can be no assurance, anticipates the establishment of a marketing operation in the following markets. The timing of entry into the following markets will be dependent upon the availability of funds from operations and debt or equity financing, at terms and conditions satisfactory to the Company, of which we have no assurance, during the 2000 fiscal year.

- Florida: West Palm Beach, Ft. Lauderdale, Orlando, Jacksonville, Tampa, Gainesville

- North Carolina: Charlotte, Raleigh

- Pennsylvania: Pittsburgh, Philadelphia

- Ohio: Columbus

- Tennessee: Memphis, Nashville

- Illinois: Chicago

- Michigan: Detroit

- Texas: Austin, Dallas, Houston

- Massachusetts: Boston

- New York: Long Island

We intend to have area directors with sales persons in each market area. The primary source of revenue will be derived from the sales of image sites. Revenues are also anticipated from on-line product sales. Once our presence is established in a number of market areas, we intend to offer the advertising of unaffiliated web sites.

There can be no assurance that this goal will be timely achieved, if at all. Currently, we have established our marketing in the West Palm Beach area, and expect to commence in Charlotte, NC and Gainesville, FL by the mid 2000. We anticipate that our capital along with revenues generated from the sale of subscriptions to local businesses in these markets, will be sufficient to satisfy overhead demands plus yield a small gross profit, although we cannot as of the date of this Annual Report be assured of this fact. If this plan is successful, we expect to file an initial public offering during the year 2000, the funds from which will be employed to expand our markets, increase marketing and take advantage of improving technology. There can, however, be no assurance that we will then be profitable, if at all.

Our cash position at April 24, 2000 is $30,000 and assuming no additional revenues or funding) we have sufficient revenues to operate for approximately three months. However, we have been able to rely upon officers/directors exercising options under our stock option plan, the exercise of Class B Warrants, among other sources, for our short term cash requirements. In the short term (approximately twelve months), we anticipate that our capital requirements to be approximately $300,000, including $50,000 for further development of the Company’s web site and for advertising our sales program, i.e., the marketing network. In the long term, the Company will need substantial funding, which we hope will be sourced from the IPO financing of from an estimated $2,000,000 to $5,000,000, in order to establish its marketing networks. This will enable us, in management’s opinion, to offer its sales program to businesses when we have an established presence. Based upon available funding, at terms and conditions acceptable to the Company, our first priority is the further development of our web site and our second, is the establishment of the marketing networks; and third is the advertising of the sales programs.

Currently, our product research and development efforts will be devoted to the continued upgrading of information on its web site; enhancing the design of the web site to maximize visitor interest; and making it visitor friendly. We will also design more links to client image sites in addition to the current "zip code" method. At present we do not expect to purchase or sell any plant or significant equipment nor do we expect any immediate change in the number of employees. As we begin to open new market areas, however, additional commissioned marketing personnel will be engaged.

The development of Internet products and services is in constant flux. We are constantly reviewing our services. For example, we continuously revamp our web-site in order to improve our marketability, accessibility to visitors and speed of operation. On the technical side of our business, it is imperative that we maintain a vigil on all new developments which may affect our operations.

One of our largest capital expenditures involves the purchase of state-of-the-art computer equipment. Enhancements and replacements of equipment is necessary if we hope to become and hopefully continue to maintain a competitive force in this sector of the Internet market. While we have no current plans to make significant equipment purchases in the near future, the changing technology may require unanticipated purchases.

As we explore and expand into new markets, it will be necessary for us to increase our sales force and operations staff. Currently, there are three (3) employees involved in sales and we anticipate that this number will increase by at least seven (7) employees by the time we establish the twenty-one (21) targeted markets.

Inflation has not had a material effect upon our operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision by the Company of its services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected.

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company’s financial position or results of operations.

Except for the historical information herein, the matters discussed in this Annual Report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, changing economic conditions and other risk factors contained in the Company’s most filings with the Securities and Exchange Commission.

The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are filed as part of this Annual Report on Form 10-KSB for the years ended December 31, 1999 and 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.

Position with

Name	Age	The Company	Term
Derek G. Dunn	32	President, Director	1999-2000
Julian S. Ferretti	53	Chairman	1999-2000
James E. Devey	29	Vice-President	1999-2000
Jennifer Dunn	28	Secretary	1999-2000
Lynn Dunn	61	Vice-President-Operations,	1999-2000
Arvind B. Ajinkya	54	Treasurer, CFO	1999-2000

Derek G. Dunn has been the President of the Company since its incorporation in 1998. Mr. Dunn has been a software engineer and programmer for the past twelve years. He has performed computer related tasks with prior employers since 1986. From 1986 to 1994 Mr. Dunn was employed as systems administrator with Freedom Travel in West Palm Beach, Florida. From 1994 to 1996, he was an IBM software consultant and technical lead to Keane Inc. in Boca Raton, Florida. In this capacity he provided on-line technical support for IBM corporate and domestic accounts and supervised co-workers in solving installation issues. Mr. Dunn was a systems analyst for AmSouth Hoover AL/CDI Inc. in Atlanta from 1997 to April 1998. Mr. Dunn was a software engineer and programmer for Healthway Interactive in Austin, Texas from April 1998 to 1999. Mr. Dunn resigned from Healthway Interactive on May 1, 1999 and is employed with the Company on a full-time basis. Mr. Dunn will be responsible for the overall operations of the Company.

Julian S. Ferretti is the Company’s Board Chairman. Since 1989 to the present he has been the president of Fidelity Manufacturing Co., a wholesale food broker. In addition to being Board Chairman, Mr. Feretti will be involved with corporate acquisitions.

James E. Devey is Vice-President of the Company and will be in charge of sales. Prior to joining the Company, Mr. Devey was employed as a commodity salesman for Infinity Trading Group, from January 1998 to April 1998. From 1996 to 1998 he was in the restaurant business as an owner/operator and managed a restaurant from September 1995 to December 1995. From January 1991 to December 1994 Mr. Devey attended Palm Beach Community College.

Jennifer A. Dunn has been the Company’s Secretary since 1998. She is the sister of the Company’s president, Derek Dunn. Prior to joining the Company, Ms. Dunn was employed by Freedom Travel from 1987 to 1990 as its office manager where she also created graphic designs for promotional work. From 1990 to 1992 she was employed by Sign-A-Rama as manager. From 1992 to 1994 Ms. Dunn was employed as a secretary by Spector Marketing, from 1994 to 1996 she was a secretary with the Simmons Veterinary Clinic and from 1996 to 1998, once again, with Sign-A-Rama. Ms. Dunn was educated at South College in West Palm Beach, Florida but did not receive a degree. In 1992 and 1990 she attended the ITT Institute and System One, respectively, for computer studies. Ms. Dunn will be responsible for maintaining corporate records and minutes at Board of Director meetings.

Lynn Dunn is the father of Derek and Jennifer Dunn. Mr. Dunn is a Vice-President in charge of the Company’s operations. For the past 28 years he has been involved with businesses involving new technologies and marketing concepts. From 1990 to 1998 he has acted as an independent marketing consultant. In 1986, Mr. Dunn founded Freedom Travel Network, which established the first full-service computer linked travel network, and was involved in the management of the company until 1990. From 1978 to 1985, Mr. Dunn was president of Cordaq Marketing Group, a company which managed trade shows for U.S. owned technology companies in Taiwan, pursuant to a U.S government contract.

Arvind B. Ajinkya is the Company’s Treasurer and Chief Financial Officer. From 1986 to the present, Mr. Ajinkya owned and operated A.J.’s International Inc., a public accounting firm. Between 1981 and 1986 he was a vice-president with Fidelity Federal Savings of Florida and acted in the position of internal auditor. In 1964 he graduated from Bombay University in India with a Bachelor of Commerce degree. He was licensed as a Chartered Accountant in 1964 by the Institute of Chartered Accountants of India, and holds other professional certificates as well.

Directors serve for a term of one year or until their successors are elected and qualified.

Executive officers are appointed by and serve at the will of the Board of Directors. As described above, there are family relationships among the directors and executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the company to the Chief Executive Officer and the most highly compensated Executive Officers and key employees, whose total remuneration exceeded $100,000 for services rendered in all capacities to the company during the 1999 completed fiscal year, the only period since its inception in which any compensation was paid.

Summary Compensation Table

                                                                                       &n sp;                                                        Long Term Compensation

Annual Compensation                                                   Awards                                        Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($) (in ‘000s)	Other Annual Compen-sation($)	Restricted Stock Awards(s) ($)	Securities Under-lying Options/SARs(#)	LTIP Payouts($)	All Other Compensation($)
Derek Dunn Pres./Director	1999	2,400	5% of 1,000	0	0	0	0	0
			4% of 1,001-2,000
			3% of 2,001-3,000
			2% of 3,001- 4,000
			1% over 4,000
Lynn Dunn V-P./Director	1999	3,000	5% of 1,000	0	0	0	0	0
			4% of 1,001-2,000
			3% of 2,001-3,000
			2% of 3,001- 4,000
			1% over 4,000
Jennifer Dunn Secretary	1999	0	0	0	0	0	0	0
Arvind B. Ajinkya Treasurer/CFO	1999	(1)	0	0	0	0	0	0

(1) The amount of compensation payable under a April 14, 1999 written employment agreement to be 5000 shares of restricted common stock per month for one year, and through December 31, 1999 a total of 45,000 shares were distributed to the CFO, at a value of $45,000.

There are no employment agreements with any other executive officer or employee.

Director Compensation

Directors currently receive no cash compensation for their services in that capacity. Reasonable out of pocket expenses may be reimbursed to directors in connection with attendance at meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 19, 2000, with respect to the number of shares of Common Stock (the only class of stock issued by the Company) beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's Common Stock. The Company has no other class of voting stock outstanding.

(1)	(2)	(3)		(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
		Shares prior to Exercise of Warrants	Shares after Exercise of Warrants (3)	Prior to Exercise of Warrants (6)	After Exercise of Warrants (7)
Common Stock	Derek Dunn and Millie Dunn(4)	500,000 shares	0	9.2%	8.0%
	6252 Moneile Dr.
	Austin, TX 78729
Common Stock	Julien S. Ferretti (1)	430,000 shares	0	7.9%	6.9%
	8994 Wendy Lane
	West Palm Beach, FL 33411
Common Stock	Jennifer Dunn (4)	350,000 shares	0	6.4%	5.6%
	1111 New Parkview Place
	West Palm, Beach, FL
Common Stock	Christopher Dunn (4)	270,000 shares	0	4.9%	4.3%
	113 Cortes Ave.
	Royal Palm Beach, FL
Common Stock	Jeanette Dunn (4)	1,100,000 shares	0	20.1%	17.71%
	1111New Parkview Place
	West Palm Beach, FL
Common Stock	Kevin Dunn (4)	350,000 shares	0	6.4%	5.6%
	1111 New Parkview Place
	West Palm, Beach, FL
Common Stock	Lynn Dunn, Jr. (4)	350,000 shares	0	6.4%	5.6%
	196 McGregor Drive
	McMurray, PA
Common Stock	Fidelity MFG Inc. (1)	210,000 shares	460,000	3.8%	7.4%
	8994 Wendy Lane
	West Palm Beach, FL
Common Stock	Regal Advisors Inc.	300,000 shares	550,000	5.5%	8.8%
	PO Box 3174
	Tortola, British Virgin Islands
Common Stock	U.S. Realty Group, Inc. (2)	150,000 shares	400,000	2.7%	6.4
	PO Box 15515
	West Palm Beach, FL
Common Stock	All Officers & Directors as a	4,010,000 (4)(5)		73.4%	64.6%
	Group (six people)

(1) Fidelity MFG, Inc. is controlled and its securities are beneficially owned by Julian Ferretti, and include the shares owned by Mr. Ferretti and MFG.

(2) U. S. Realty Group, Inc. and Royal Finance are under the control of Edward Muller. The shares set forth include those owned by U. S. Realty, Class B Warrants owned by Royal Finance, under the control of Mr. Muller.

(3) The Warrants may not be exercised until July 23, 2000, and shall expire on or before the close of business two years thereafter, July 23, 2002 , unless extended.

(4) Jennifer, Christopher, Kevin and Lynn Dunn Jr. are siblings to Derek Dunn, the Company’s president. Millie Dunn is Derek’s wife. Jeanette Dunn is their mother.

(4) Includes 60,000 shares payable at 5000 shares per month to Arvind B. Ajinkya, the CFO.

(5) Does not include 1,100,000 shares issued to Jeanette Dunn, the wife of Lynn Dunn, for which the latter disclaims beneficial ownership.

(6) Based upon 5,460,400 shares outstanding on April 19, 2000.

(7) Based upon 6,210,400 shares outstanding on April 19, 2000 including 7500,000 shares issuable upon exercise of warrants.

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January, 1999, bridge loans of $39,000 were obtained from five (5) non-affiliated lenders which were used for the expenses relating to our private placement, and for other immediate working capital needs. The lenders received convertible notes which required the loans be repaid within twelve (12) months or, at their option could be converted into the Company’s common shares at the rate of $.10 per share for a maximum 390,000 shares. These notes were converted in April 1999.

In January 1999, we engaged U.S. Realty Group, Inc. as a consultant regarding the management and operations of the Company, future financing, and for potential acquisitions. The consultant is to devote up to one day per month at the request of the Company for advice and assistance. U.S. Realty is affiliated with and are under the control of Edward Muller. In addition, Royal Finance, which is under control of Edward Muller, has been issued and owns 250,000 Class B Warrants. See Item 11 above. In exchange for the services of U. S. Realty, we have granted this consultant options to purchase 400,000 shares of our common stock at a price of $.01 per share. An identical consulting agreement was entered with Fidelity MFG, Inc. for 400,000 options. Fidelity MFG, Inc. is wholly-owned by Julien Ferretti, the Company’s board chairman. Mr. Ferretti received an additional 830,000 options also exercisable at $.01 per share, upon joining the Company. These 830,000 options were exercised in April, 1999. See Item 11 above.

In addition, the Company has agreed to pay these consultant(s) additional compensation, if by virtue of consultant’s introduction, we complete a financing transaction. Consultant(s) shall be entitled to a finder’s fee of 3% on the first $1,000,000, 2% of the next $1,000,000 and 1% of the next $1,000,000.

On April 5, 1999, the Company issued B Warrants exercisable to purchase shares at a price of $.01 per share for services rendered to the Company, as follows:
David Brandes	200,000 Shares
Royal Finance Inc. (1)	250,000 Shares
Julian Ferretti	250,000 Shares
Doug Meyers	50,000 Shares
Steve Spell	50,000 Shares
Sherri Simpson	50,000 Shares
  Royal Finance is controlled by Edward Muller

The Company has issued a total of 1,040,000 warrants and 850,000 Class B warrants. The warrants (and their underlying shares) were valued at $.01 per share at the time of issuance. The total consultation fees expensed were $250,000 during 1999.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number Description
3(i)	Articles of Incorporation (filed as an exhibit to Form 10-SB/12g)
3(i)	Articles of Amendment to Articles of Incorporation (filed as an exhibit to Form 10-SB/12g)
3(ii)	By-laws (filed as an exhibit to Form 10-SB/12g)
10-a	Employment Agreement between Netgen 2000 and Arvind Ajinkya (filed as an exhibit to Form 10-SB/12g)
10-b	Financial Consulting Agreement between Netgen 2000 and US Realty Group (filed as an exhibit to Form 10-SB/12g)
10-c	Financial Consulting Agreement between Netgen 2000 and Fidelity MFG (filed as an exhibit to Form 10-SB/12g)
10-d	Stock Option Agreement (filed herewith)
10-e	Consulting Agreement between Netgen 2000 and Edward Muller (filed herewith)
23	Consent of Independent Certified Public Accountant
27	Financial Data Schedule

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NETGEN 2000, INC.

a Florida Corporation

Date: April 25, 2000

/s/ Derek G. Dunn, President

Chief Executive Officer

NETGEN 2000, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 1999 AND

FOR THE PERIOD OCTOBER 22, 1998 (INCEPTION)

TO DECEMBER 31, 1999

TABLE OF CONTENTS

MARK ESCOFFERY, P.A.

Certified Public Accountant

4241A Northlake Boulevard

Palm Beach Gardens, FL 33410

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Netgen 2000, Inc.

224 Datura Street, Suite 402

West Palm Beach, FL 33401

I have audited the accompanying Balance Sheet of Netgen 2000, Inc. (a Development Stage Company) as of December 31, 1999 and related Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 1999 and for the period October 22, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's Management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netgen 2000, Inc. (a Development Stage Company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended and for the period October 22, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has suffered losses during the development stage that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Palm Beach Gardens

Florida

April 3, 2000

NETGEN 2000, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 1999

ASSETS
Current Assets
Cash	221
Total Current Assets	221

Property and Equipment, Net	10,701
Deposits	2,000

TOTAL ASSETS	$ 12,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses	12,000

TOTAL CURRENT LIABILITIES	12,000

Common Stock, $.01 par value 6,000,000 shares authorized 4,510,000 shares issued
and outstanding	45,000
Additional Paid-In Capital	2,525,600
Accumulated Deficit during Development Stage	(2,569,778)

Total Stockholders' Equity	922

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$12,922

See Notes to Financial Statements

NETGEN 2000, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS
	For the Year Ended 12/31/99	For the Period 10/22/98 (Inception) through 12/31/98	For the Period 10/22/98 (Inception) through 12/31/99

Sales	$37,856	$ -	$37,856
Selling and General and Administrative	(2,582,853)	(27,000)	(2,610,053)
Loss from Operations
Other Income & Expense
Dividends	2,673	-	2,673
Interest Expense	(254)	-	(254)

Other Income & Expense	2,419	-	2,419

Net Loss	$(2,542,578)	$(27,200)	$(2,569,778)

Loss Per Share Basic and Diluted	(0.57)	(0.01)
Weighted average shares Outstanding	4,418,750	3,000,000

See Notes to Financial Statements

NETGEN 2000, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1999 AND

FOR THE PERIOD OCTOBER 22, 1998 (INCEPTION)

THROUGH DECEMBER 31, 1999
	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	TOTAL
	SHARES	AMOUNT
Beginning Balance	-	-	-	-	-

Issuance of Common Stock	3,000,000	30,000	700	-	30,700

Net Loss	-	-	-	(27,000)	(27,200)

Balance at 12/31/98	3,000,000	30,000	700	(27,000)	3,500

Debt Converted to Common Stock	390,000	3,900	386,100	-	390,000

Stock Options Exercised	830,000	8,300	821,700	-	830,000

Stock Issued as Com- pensation for Service	45,000	550	44,450	-	45,000

Common Stock Issued for Private Placement	235,000	2,350	232,650	-	235,000

Stock Warrants	-	-	1,040,000	-	1,040,000

Net Loss	-	-	-	(2,542,578)	(2,542,578)
Balance at End of Year	4,510,000	$45,100	$2,525,600	$(2,569,778)	$922

See Notes to Financial Statements

NETGEN 2000, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
	For the Year Ended 12/31/99	For the Period 10/22/98 (Inception) through 12/31/98	For the Period 10/22/98 (Inception) through 12/31/99
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,542,578)	$(27,200)	$(2,569,778)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation	2,675	-	2,675
Convertible Debt	390,000	-	390,000
Stock Options Exercised	830,000	-	830,000
Compensation For Services	45,000	-	45,000
Stock Warrants Issued	1,040,000	-	1,040,000

Changes in operating assets and liabilities:
Increase in Accounts payable and	12,000		12,000
Accrued Expenses
NET CASH USED OF OPERATING ACTIVITIES	(222,903)	(27,200)	(250,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit	(2,000)	-	(2,000)
Purchase of Property & Equipment	(9,876)	(3,500)	(13,376)

NET CASH USED FOR INVESTING ACTIVITIES	(11,876)	(3,500)	(15,376)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common Stock Issued	-	30,700	30,700
Private Placement	235,000	-	235,000
Proceeds From Loans	39,000	-	39,000
Pay Off Of Loans	(39,000)	-	(39,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	235,000	30,700	265,700

NET INCREASE IN CASH	221	-	221
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$221	$-	$221

SUPPLEMENTARY DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the year for:
Income Taxes	$-	$-
Interest	$254	$-

See Notes to Financial Statements

NETGEN 2000, INC.

(A Development Stage Company)

For the Year ended December 31, 1999 and

For The Period October 22, 1998 (Inception)

Through December 31, 1999

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Netgen 2000, Inc. ("the Company") was incorporated in the State of Florida on October 22, 1998. The Company specializes in designing, creating and marketing cost effective internet web and image sites, products and custom software.

Development Costs

Development costs incurred by the Company are charged to expenses in accordance with Statement of Position 98-5 Reporting on the Costs of Start Up Activities effective for fiscal years after December 15, 1998.

Property and Equipment

Property and equipment are recorded at cost for financial reporting purposes and are depreciated under the straight-line method over their estimated economic useful lives. Significant additions and betterments are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to operations as incurred.

Income Taxes

Income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

NETGEN 200, INC.

(A Development Stage Company)

For The Year Ended December 31, 1999 and

For The Period October 22,1998 (Inception)

Through December 31, 1999

(Continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable, approximate their carrying value.

Loss Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

NOTE B - DEVELOPMENT STAGE OPERATIONS

From the inception of the Company on October 22, 1998 to December 31, 1999 the operations of the Company were devoted primarily to developing a corporate web site, raising capital, obtaining financing, marketing and administrative functions.

The Company was capitalized initially with a $30,000 investment from its Founder and Sole Stockholder at October 22, 1998.

NETGEN 2000, INC

(A Development Stage Company)

For the year Ended December 31, 1999 and

For The Period October 22, 1998 (Inception)

Through December 31, 1999

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and at December 31, 1999 was comprised of the following:
Computer Equipment	$12,272
Furniture & Fixtures	1,104
Less: Accumulated Depreciation	$13,376
2,675
Total	$10,701

NOTE D - STOCK OPTIONS AND WARRANTS

In January 1999 loans of $39,000 were obtained from five (5) non affiliated lenders and used for private placement and working capital purposes. The lenders received convertible notes which required the loans to be repaid within twelve (12) months or at the option of the lenders to be converted into common stock at $0.10 per share. The lenders exercised their options and received 390,000 shares in March 1999.

In January 1999 the Company granted consultant options for 400,000 shares at an option price of $.01 per share in exchange for services rendered. The price of the shares was valued at $1.00 per share based upon the price paid in a private placement. The Consultant has been providing services to the Company since January 1999 per their agreement. Consulting fees expensed relating to these options were $400,000 for the year ended December 31, 1999.

In March 1999, a private placement offering was completed and $190,000 were raised by selling 190,000 units containing one (1) share of common stock, $.01 par value and one (1) redeemable warrant (A), which when exercised entitled the holder to one (1) share of common stock at an exercised price of one ($1.00) dollar, subject to adjustments under certain circumstances. In July 1999 an additional $45,000 was raised through private placement by selling 45,000 units each consisting of one (1) common stock, $.01 per value and one (1)

NETGEN 2000, INC.

(A Development stage Company)

For the Year Ended December 31, 1999 and

For The Period October 22, 1998 (Inception)

Through December 31, 1999

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

redeemable warrant at an offering price of $1.00 per unit. The warrants are redeemable by the Company at any time after one year from July 23, 2000, on thirty (30) days written notice (which notice may not be given prior to one year period.) At a price of $.0001 per warrant, subject to prior exercise, should the common stock trade at a closing bid price of at least three ($3.00) dollars per share for twenty consecutive trading days. The warrants may not be exercised for one (1) year from July 23, 2000 and shall expire on or before the close of business two (2) years thereafter, July 23, 2002, unless extended. The Company did not assign any value to these warrants in the financial statements.

During 1999 the Company authorized a total of 2,000,000 B Warrants to purchase common stock at a par value of $0.01. At December 31, 1999 the Company had issued 1,040,000 B Warrants and $1,040,00 was expensed. These Warrants were issued to consultants for their services. The Warrants expire on July 23, 2002.

In April 1999, the Company authorized 60,000 shares to be issued to the Chief Financial Officer in exchange for services rendered under a one (1) year employment agreement. Five thousand (5,000) are to be issued monthly for services. At December 31, 1999, 45,000 shares had been issued to the Chief Financial Officer and compensation of $45,000 for these services, based on the market value of the shares at the time, has been recorded in the financial statements as consulting fees.

In August 1999, the Company issued 10,000 shares to the Corporate Attorney in exchange for his professional services rendered in connection with the private placement mentioned above. The shares were recorded at fair market value and consequently $10,000 was offset against the private placement proceeds.

NETGEN 2000, INC.

(A Development Stage Company)

For The Year Ended December 31, 1999 and

For The Period October 22, 1998 (Inception)

Through December 31, 1999

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE E - RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a company controlled by the Chairman of the Board of Directors. The agreement granted the company options of 400,000 shares of common stock in exchange for consulting services which began in January 1999. In addition the Chairman received an option to purchase 30,000 shares on joining the company. The consulting expenses relating to exercising the options relating to the shares and the warrants have been accounted for at the market value determined at the time of the contract at approximately $430,000 for the period to December 31, 1999.

The Chairman also received 250,000 B Warrants to purchase common stock at a par value of $.01. These B Warrants are part of 1,040,000 issued as described in the previous paragraph and $250,000 was expensed.

NOTE F - INCOME TAXES

At December 31, 1999, the Company had available a net operating loss carryforward for federal and state tax purposes of approximately $2,580,000 which could be applied against taxable income in subsequent years through 2014. The tax effect of the operating loss carryforward is approximately $970,000 and a valuation allowance for the same amount has been provided.

NOTE G - OPERATING LEASE

The Company leased its office facilities on a month-to-month basis. Total rent expense for the year ended December 31, 1999 was $14,400.

NETGEN 2000, INC.

(A Development Stage Company)

For The Year Ended December 31, 1999 and

For the Period October 22, 1998 (Inception)

Through December 31, 1999

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE H - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred net operating losses for the year ended December 31, 1999 of $2,552,578 and $27,200 for the period from October 22, 1998 (inception) to December 31, 1998. These net operating losses create an uncertainty about the Company's ability to continue as a going concern.

Management, however, has projected that the Company will generate significant sales in the year 2000 and subsequent years because its website is fully operational and the Company now has the ability to sell effective internet web and image sites to its customers.

NOTE I - SUBSEQUENT EVENTS

Effective in January 2000 the Company started trading on the NASDAQ using the symbol NTGI.

In January 2000 the Company filed Form S-8 with the Securities and Exchange Commission to provide for shares to be issued to the Chairman and Chief Executive Officer, and consultant and counsel.

The Chairman and Chief Executive Officer received 500,000 shares for services he provided and continues to provide to the Company.

The Company also entered into an agreement with a consultant and has issued 300,000 shares accordingly. The consulting agreement provides for compensation for services relating to marketing, securities and other business matters and services related to potential mergers and acquisitions.

Form S-8 also provided for the issuance of 50,000 shares to the Company's corporate securities counsel in consideration for continuing services in connection with the preparation and review of all corporate securities filings with the Securities and Exchange Commission and such other contracts and agreements between the Company and third parties as requested.

EXHIBITS

Exhibit 10-d

NETGEN 2000, INC. STOCK OPTION PLAN, EFFECTIVE FEBRUARY 1, 2000

SECURITIES OFFERED.

The securities offered pursuant to the Stock Option Plan, as amended (the "Plan") are shares of NETGEN 200, INC.’s (the "Corporation") Common Stock having a par value of $.01 per Share ("Common Stock"). Shares delivered upon exercise of options may be either treasury stock or newly issued shares. The Board, as hereinafter defined, may determine from time to time to authorize and grant additional options under this Plan.

2. PURPOSE.

The Plan was established for the purpose of providing key employees and those associated with the Corporation, the opportunity to participate in the growth of the Corporation through the purchase of the Common Stock. The Board of Directors of the Corporation (the "Board") believes that the Plan affords an appropriate means of rewarding key employees, consultants and directors for their past and future contributions to the Corporation's growth, and of encouraging such employees, consultants and directors to remain or enter the service of the Corporation, Options granted under the Plan may be intended to qualify as incentive stock options under the Internal Revenue Code of 1996, as amended (the "Code") or may be designated as non-qualified stock options, or otherwise.

3. ADMINISTRATION OF THE PLAN.

The Plan is currently administered by the Board but may also be administered by or a committee of the Board consisting of not less than three members appointed by the Board and serving at the Board's pleasure, if an when any committee shall be appointed. Each member of the Board has an equal vote in the administration of the Plan.

As of the date hereof, the members of the Board are as follows:

NAME, and POSITION WITH THE COMPANY

Julian Ferretti, Chairman of the Board,

Derrick Dunn, President and Director

Lynn Dunn, Vice President and Director

The Board has been elected and serves until each of members successors are duly elected and qualify. Board members may be removed for cause by the affirmative vote of the holders of a majority of shares outstanding and entitled to vote for such purpose. The majority of the members of the Board constitutes a quorum. The acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Board are deemed the acts of the Board.

The Board may from time to time adopt such rules and regulations as it may deem advisable for the administration of the Plan, and may alter, amend or rescind any such rules and regulations in its discretion. The Board has the power to interpret or amend or discontinue the Plan, except that without the written consent of an optionee, no amendment or suspension of the Plan shall alter or impair any option previously granted to the optionee under the Plan, subject to any provisions otherwise in the Plan. All decisions made by the Board in the administration and interpretation of the Plan shall be binding and conclusive on all persons for all purposes. No member of the Board shall be liable for any action taken or decisions made by him in good faith with respect to the Plan or any option granted under it. Options may be granted by management of the Corporations without Board approval so long as the Board ratifies by formal Board action all options so granted.

4. GRANT OF OPTIONS.

The grant of options hereunder is evidenced by written notice of the grant, including the terms and conditions of the option granted, and whether the option is an incentive stock option, a qualified stock option, or non-qualified stock option, or otherwise, which notice shall be delivered to the individual to whom the option is granted. An optionee may, if otherwise eligible, be granted multiple options.

5. TERMS AND CONDITIONS OF OPTIONS.

The type of option, the number of shares which may be purchased under each option, and the purchase price per share, is designated by the Board at the time the option is granted. The purchase price per share of an option may in no event be less than 100% of the fair market value of each share at the time the option is granted; provided, however, that incentive stock options may not be granted to any holder of the voting rights of 10% or more of total combined voting power of all classes of stock of the Corporation at time of grant, unless the purchase price shall be at least 100% of the fair market value of the shares at the time of grant. "Fair market value" shall be determined as described in Section 9 below. An option granted under the Plan is not transferable by the individual to whom it is granted otherwise than by will or the laws of descent and distribution, and is exercisable, during the lifetime of such individual, only by him; provided, however, that if such individual become legally disabled, his legal representative may exercise the option on his behalf, No incentive stock options may be granted under the Plan to any employee where the aggregate fair market value (determined at the time the option is granted) of the stock with respect to which incentive stock options are exercisable for the first time by such employee during any calendar year (under all such plans of the Corporation and its parent and subsidiary corporations) shall exceed $100,000. Options granted under the Plan that are non-qualified stock options may exceed the foregoing limits. All options may be exercisable without regard to whether there may be outstanding one or more other options previously granted in favor of the optionee. Any shares of Common Stock which are issued to an optionee upon exercise of an option granted under the Plan shall be subject to a right of first refusal in favor of the Corporation, the specific terms of which shall be set forth in such optionee's option agreement. The Board may impose on any option any additional terms and conditions which it deems advisable and which are not inconsistent with the Plan.

6. EXERCISE OF OPTIONS.

Options granted hereunder shall provide for payment to the Corporation in cash.

Unless otherwise specified by the Board, all unexercised stock options granted pursuant to the Plan, if otherwise exercisable as described herein, shall be exercisable by an optionee only

(I) for a period of six months for incentive stock options and twelve months for non-qualified stock options after the optionee's employment or other affiliation with the Corporation terminates due to the optionee's death or disability, or due to termination by the Corporation "without" cause, and

(II) by midnight on the 10th business day after the termination, if the optionee voluntarily terminates his employment or other affiliation, or

(III) by midnight on the date of termination if the Corporation terminates the optionee "with" cause. If the optionee's employment or other affiliation with the Corporation is terminated by reason of the optionee's commission of a felony, fraud, or willful misconduct which has resulted, or is likely to result, in substantial and material damage to the Corporation, as determined in the discretion of the Board, the option can not be exercisable at anytime after termination.

Options are exercised by written notice from the holder of the option to the Corporation, setting forth the number of shares desired to be purchased, stating whether the employee/optionee is exercising an incentive stock option or non-qualified stock option, and accompanied by cash or check in the amount equal to the full purchase price of the shares being purchased; provided, however, that the Corporation may in its discretion allow the optionee to pay the purchase price in whole or in part by transferring to the Corporation shares of Common Stock held by him or by being credited by the Corporation for shares he has a right to acquire in the option being exercised, in which case the resulting stock certificate reflects the number of shares after payment of the exercise price.

Notice of exercise must be addressed to the Corporation at its principal place of business; Attention: President; shall be signed by the holder of the option; and shall, at the option of the Corporation, contain a representation that the shares are being purchased for investment only and not for resale or distribution. The Corporation may place one or more legends on any certificate issued hereunder which it deems necessary to comply with any applicable law. Within a reasonable time after receipt of notice in the form specified above, the Corporation must cause to be issued and delivered to the holder of the option a certificate for the number of shares of Common Stock which the holder has purchased, provided, however, that the Corporation may, in its discretion, allow the optionee to elect to pay any withholding taxes payable, in whole or in part, by transferring to the Corporation shares of Common Stock of the Corporation owned by him or by being credited by the Corporation for shares he has a right to acquire in the option being exercised, in which case the resulting stock certificate must reflect the number of shares after payment of the taxes. All documentary stamp taxes payable on account of such issue must be paid by the Corporation. In no event shall the Corporation be required to issue fractional shares upon the exercise of an option. An optionee may exercise less than all of the matured portion of the option, in which case such unexercised, matured portion shall continue to remain exercisable, Subject to the terms of the Plan, until the option terminates as described below. No stock option granted hereunder is exercisable after the expiration of ten years from the date such option is granted, provided however, that no incentive stock option granted to a 10% stockholder (as referenced in Section 5 hereof shall be exercisable after the expiration of 5 years from the date such option is granted. The Board may determine such other period of expiration of any option, as shall be set forth in the stock option purchase agreement.

7. INCENTIVE OPTIONS.

Incentive stock options may be granted only to employees (including officers) of the Corporation. A director of the Corporation is not eligible to be granted an incentive stock option unless the director is also an employee of the Corporation. Employment with the Corporation includes employment with any parent or subsidiary as defined in Section 425 of the Code.

8. LIMITED RIGHTS.

No person has any rights as a stockholder with respect to any shares covered by an option until the date of the issuance of a stock certificate(s) for the shares for which the option has been exercised. No adjustment is made for dividends or distributions or other rights for which the record date is prior to the date such stock certificate(s) are issued, and the Corporation is under no obligation to give optionee's notice of any such record date, except as described in Section 10. Nothing in the Plan or in any option agreement confers upon any optionee any right to continue in the employ of the Corporation or interfere in any way with any right of the Corporation to terminate the optionee's employment at any time. The adoption or existence of the Plan, of itself, shall not be deemed to entitle any employee to any rights to be granted options.

9. DEFINITION OF FAIR MARKET VALUE.

For the purposes of the Plan, "fair market value" means either the exercise price per share established by and in the discretion of the Board or, in the event the Corporation's stock is publicly traded: (i) the average of the closing bid and ask price per share of Common Stock on the date preceding the date of grant, as reported by the National Association of Securities Dealers Automated Quotation System, (ii) the average of the closing bid and ask price per share of Common Stock on the date preceding the date of grant, as reported by the National Quotation Bureau, Inc.'s "Pink Sheets", if applicable, or (iii) if the Common Stock is listed on a national securities exchange, fair market value shall mean the closing price on such preceding date as reported by the Wall Street Journal.

10. STOCK SPLITS, MERGERS, RECAPITALIZATIONS.

In case of any stock split, stock dividend or similar transaction which increases or decreases the number of outstanding shares of the Corporation's Common Stock, appropriate adjustment will be made to both the number of shares which may be purchased under the Plan and the number and price per share of Common Stock which may be purchased under any outstanding options. In the case of any merger, liquidation, sale of all or substantially all of the assets of the Corporation or other transaction which results in the conversion of the Corporation's Common Stock into cash and/or securities of another corporation, the Board will either (a) provide for the acceleration of the exercise date of any option to the day immediately preceding the closing day of such event, or (b) provide for the replacement of any options with comparable options to purchase the stock of such other corporation.

11. CERTAIN TAX CONSEQUENCES

No taxable income is realized by a holder of an option granted pursuant to the Plan (a "Holder") upon the grant or exercise of all incentive stock option. If Common Stock is issued to a Holder pursuant to the exercise of an incentive stock option, and if no disqualifying disposition of such shares is made by such a Holder within two years after the date of grant or within one year after the transfer of such shares to such a Holder, then (i) upon sale of such shares, any amount realized in excess of the option price will be taxed to such a Holder as a long-term capital gain and any loss sustained will be a long-term capital loss, and (ii) no deduction will be allowed to the Holder's employer for Federal income tax purposes. If Common Stock acquired upon the exercise of an incentive stock option is disposed of prior to the expiration of either holding period described above, generally (i) the Holder will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares, and (ii) the Holder's employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) realized by the Holder upon the sale of the Common Stock will be taxed as short-term or long-term capital gain (or loss), depending on how long the shares have been held, and will not result in any deduction by the employer. Subject to certain exceptions for disability or death, if all incentive stock option is exercised more than three months following termination of employment, the exercise of the option will generally be taxed as the exercise of a nonqualified stock option. For purposes of determining whether a Holder is subject to any alternative minimum tax liability, a Holder who exercises an incentive stock option generally would be required to increase his or her alternative minimum taxable incomes and compute the tax basis in the stock so acquired, in the same manner as if the Holder had exercised a nonqualified stock option. Each Holder is potentially subject to the alternative minimum tax. In substance, a taxpayer is required to pay the higher of his/her alternative minimum tax liability or his/her "regular" income tax liability. As a result, a taxpayer has to determine his/her potential liability under the alternative minimum tax. With respect to nonqualified stock options (i) no income is realized by the Holder at the time the option is granted; (ii) generally, at exercise, ordinary income is realized by the Holder in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the Holder's employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held. Individuals subject to Section 16(b) of the Exchange Act will recognize ordinary income at the time of exercise of a nonqualified stock option as noted above, provided at least six months have elapsed from the date of grant to the date of exercise. In the event that less than six months have elapsed, such individual will recognize ordinary income at the time such six month period elapses in an amount equal to the excess of the fair market value of the shares on such date over the exercise price. Holders are strongly advised to consult with their individual tax advisers to determine their personal tax consequences resulting from the grant and/or exercise of options or the issuance and sale of restricted stock under the Plan.

12. RESTRICTIONS ON RESALE.

Any purchaser of Common Stock who is a "control person" of the Corporation, as defined in Rule 405 under the Securities Act of 1933, as amended (the "33 Act"), may only reoffer to resell such shares pursuant to a separate prospectus under the provisions of Rule 415 promulgated under such Act or under the provisions of Rule 144 promulgated under such Act. The resale of shares acquired upon the exercise of incentive stock options within one year from the date of acquisition or two years from the date of option grant rally have certain adverse federal tax consequences. The Corporation's executive officers, directors and beneficial owners of more than 10% of the Common Stock ("Insiders") acquiring options pursuant to the Plan are subject to Section 16 of the 1934 Exchange Act ("Exchange Act"). Section 16 prohibits purchases and sales or sales and purchases of any of the Corporation's equity securities by Insiders within a six month period. Any profit realized by an Insider on any purchase and sale, or any sale and then purchase, of shares of Common Stock or stock options issued under the Plan, which occurs within a six-month period is recoverable by the Corporation (or a stockholder suing on behalf of the Corporation) under Section 16(b) of the Exchange Act. Section 16 of the Exchange Act also requires all Insiders to report on Forms 3, 4 and 5, as a reporting company under the Exchange Act and the rules and regulations of the Securities and Exchange Commission, all ownership as well as any changes in such equity securities that are held by such individual ownership of any of the Corporation's equity securities that are held by such individuals. This includes acquisitions and dispositions of shares of Common Stock and stock options issued under the Plan to Insiders.

13. SHARES SUBJECT TO GRANT.

As of February 1, 2000, options for an aggregate 500,000 shares are subject to the Plan.

14. APPLICABILITY OF ERISA; QUALIFICATION UNDER CODE SECTION 401(a). The Plan is not subject to the Employee Retirement Income Security Act of 1974 ("ERISA") and is not qualified under Section 401(a) of the Code. There will be no fees, commissions or other charges in connection with the purchase of Common Stock pursuant to the Plan other than payment of the option exercise price.

15. FURTHER INFORMATION REGARDING THE PLANS/INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

Additional information about the Plan and the administrators of the Plan may be obtained from NETGEN 2000, INC., Attention: Derrick Dunn, 1111 New Park View Place, West Palm Beach, FL 33417. The following documents filed by the Corporation with the Securities and Exchange Commission are incorporated herein by reference:

A. The Corporation's Form 10-SB/12g/A, as amended;

B. The Corporation's Quarterly Reports on Form 10-QSB for the quarters ended September 30, 1999 and June 30, 1999.

The description of the Corporation's Common Stock contained in the Corporation's Registration Statement on Form 10-SB/12g/A (Registration No. 0-26307) filed by the Corporation on August 10, 1999, as amended. Copies of all documents incorporated by reference and additional information concerning the Plan and its administrators are available to plan participants without charge upon a written request address to NETGEN 2000, INC., Attention: Derrick Dunn, 1111 New Park View Place, West Palm Beach, FL 33417, telephone number (561) 655-5351

Exhibit 10-e

SERVICES AGREEMENT

THIS SERVICES AGREEMENT (the "Agreement") is dated as of this 15th day of January, 2000 between Netgen 2000, Inc. ("NTGI"), with offices located at 224 Dutura Street, Suite 402, West Palm Beach, FL 33401 and Edward Muller with offices located at 1481 South Military Road-Suite 12, West Palm Beach, FL 33415. (the "Consultant").

WHEREAS, NTGI and the Consultant desire to enter into a consulting services agreement pursuant to which the Consultant shall provide services to NTGI, among others, as set forth herein below.

NOW THEREFORE, the parties agree as follows:

1. Term: This Agreement shall be for the term of thirteen months through December 31, 1999, from the date first set forth above, unless extended by the parties upon mutual agreement in writing prior to the expiration of this Agreement.

2. Consulting Services: NTGI hereby retains the Consultant to provide consulting services to NTGI upon the terms and conditions herein set forth. Such services (the "Services") shall include, but not to be limited to: (i) assisting NTGI with its compliance with the rules and regulations of the Securities and Exchange Commission ("SEC") as required under the Securities Act of 1933, as amended (the "Act") and under the Securities Exchange Act of 1934 (the "Exchange Act"), from time to time, during the term of this Agreement and any renewal; (ii) negotiating on behalf of NTGI all contracts, joint venture agreements, employment agreements, consulting agreements, among other agreements, and upon completion of such negotiations, assisting counsel to NTGI with the preparation of all contracts for review by the board of directors of NTGI prior to execution by NTGI; (iii) assisting NTGI in its corporate finance matters including but not limited to attending conferences with investment banking firms and investors; (iv) attending board of directors meetings, either in person or telephonically, from time to time, during the term of the Agreement and any renewal; and (v) providing such other Services as may be reasonably required by the board of directors from time to time during this Agreement.

3. Share Consideration:

1. Following the execution of this Agreement, and as consideration for the Services rendered and to be rendered by the Consultant during the term of this Agreement, NTGI shall cause to be issued to the Consultant 300,000 Shares of NTGI. This shall be exclusive of any additional Shares or other consideration that NTGI shall issue or give to Consultant for any other reason.

2. The certificates representing the Shares shall bear the following legend:

THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") OR THE LAWS OF ANY OTHER JURISDICTION AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF IN ANY MANNER (1) WITHOUT REGISTRATION UNDER THE ACT AND IN COMPLIANCE WITH THE LAWS OF ANY APPLICABLE JURISDICTION OR (2) AN OPINION OF COUNSEL (IN FORM AND SUBSTANCE ACCEPTABLE TO NTGI) THAT REGISTRATION IS NOT REQUIRED.

3. The 300,000 Shares to be issued to Consultant under this Agreement shall be included in a registration statement prepared and filed by NTGI on Form S-8.

4. Independent Contractor: At all times during the term of this Agreement, Consultant shall be an independent contractor of NTGI under this Agreement.

5. Compliance With All Applicable Law: Consultant and NTGI acknowledge that NTGI is required to comply with the Act, the Exchange Act, and the rules promulgated by the Securities and Exchange Commission, including the rules requiring NTGI to remain current under the Exchange Act, and the applicable securities and other laws of various states. Consultant hereby agrees that in performance of his Services provided by this Agreement, Consultant will comply with all applicable laws and rules. Consultant further represents that he is fully authorized to perform the Services contemplated herein.

6. Indemnification: Consultant shall indemnify and hold harmless NTGI from and against all damages, losses or expenses suffered or paid as a result of any and all claims, demands, suits, causes of action, proceedings, judgments and liabilities, including reasonable attorney’s fees, incurred in litigation or otherwise, assessed, incurred or sustained by or against NTGI with respect to or arising out of the performance of the Services provided by Consultant under this Agreement excepting only those losses caused by the gross negligence or willful misconduct of NTGI. NTGI shall indemnify and hold harmless Consultant from and against all damages, losses or expenses suffered or paid as a result of any and all claims, demands, suits, causes, of action, proceedings, judgments and liabilities, including reasonable attorney’s fees, incurred in litigation or otherwise, assessed, incurred or sustained by or against Consultant with respect to or arising out of the performance of Services under this Agreement excepting only those losses caused by the negligence or willful misconduct of Consultant.

7. Miscellaneous:

a. Entire Agreement: This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, writings, and negotiations, both oral and written, among the parties hereto with respect to such subject matter. The parties expressly state that they are authorized to enter into and fulfill the provisions under this Agreement and are authorized to provide the Services set forth hereinabove. The parties understand and agree that in connection with this Agreement and the Services to be provided herein, that Consultant is not acting as an attorney nor is Consultant practicing law or providing legal Services under this Agreement.

b. Amendment: This Agreement may not be amended or modified in any respect, except by the mutual written agreement of the parties hereto.

c. Waivers and Remedies: The waiver by any of the parties hereto of any other party’s prompt and complete performance, or breach or violation, of any provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach or violation, and the waiver by any of the parties hereto to exercise any right or remedy which it may possess hereunder shall not operate nor be construed as a bar to the exercise of such right or remedy by such party upon the occurrence of any subsequent breach or violation.

d. Severability: The invalidity of any one or more of the words, phrases, sentences, clause, sections or subsections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part hereof all of which are inserted conditionally on their being valid in law, and, in the event that any one or more of the words, phrases, sentences, clauses, sections or subsections contained in this Agreement shall be declared invalid by a court of competent jurisdiction, this Agreement shall be construed ads of such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, section or sections, or subsection of subsections had not been inserted.

e. Descriptive Headings: The descriptive headings contained herein are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.

f. Counterparts: This Agreement may be executed in any number of counterparts and by the separate parties hereto in separate counterparts, each of which shall be deemed to be one and the same instrument.

g. Notices: All notices required to be given under this Agreement shall be in writing, sent certified mail, return receipt requested, postage prepaid, to the following addresses:

If to NTGI, then to:

Derek Dunn, President

Netgen 2000, Inc.

Dutura Street, Suite 402, West Palm Beach, FL 33401

If to Consultant, then to:

Edward Muller

11481 South Military Road-Suite 12,

West Palm Beach, FL 33415

h. Successors and Assigns: This Agreement shall be binding upon and shall inure to the benefits of the parties hereto and their respective successors and assigns. None of the parties hereto shall assign any of its rights or obligations hereunder.

i. Applicable Law: This Agreement shall be governed by and shall be construed, interpreted and enforced in accordance with the laws of the State of Florida. Any controversy or claim arising out of or relating to this Agreement or the breach thereof, and which is not settled between the parties themselves, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, with hearings to take place in Florida.

j. Attorney’s Fees: In the event any suit or other legal proceeding is brought for the enforcement of any of the provisions of this Agreement, the parties hereto agree that the prevailing party or parties shall be entitled to recover from the other party or parties upon final judgment on the merits reasonable attorney’s fees (and sales taxes thereon, if any), including attorney’s fees for any appeal, and costs incurred in bringing such suit or proceeding.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

/s/Edward Muller                              /s/ Netgen 2000, Inc.

Edward Muller                                   By: Derek Dunn, President

Exhibit 23

Consent of Mark Escoffery, P. A.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I hereby consent to the use of my audit dated April 3, 2000 related to the financial statements of Netgen 2000, Inc. for the year ended December 31, 1999 in the Annual Report on From 10-KSB.

/s/ Mark Escoffery, P. A.

Mark Escoffery, P. A.

Exhibit 27

FINANCIAL DATA SCHEDULE