Form 10QSB
period 2000-03-31
NETGEN 2000 INC
filed 2000-05-15
CIK 1084883

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

For the period ended March 31, 2000

COMMISSION FILE NUMBER: 0-26307

GONETGEN.COM, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0873448
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6685 FORREST HILL BLVD., SUITE 211
WEST PALM BEACH, FL	33415
(Address of Principal Executive Offices)	(Zip Code)

561-641-2424
(Issuer's telephone number)

NETGEN2000, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.01
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 5,528,400 shares outstanding as of May 12, 2000.

Transitional Small Business Disclosure Format: Yes __ No X

GONETGEN.COM, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet – March 31, 2000 (Unaudited).

Statements of Loss - Three months March 31, 2000 and 1999 (Unaudited).

Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

This Quarterly Report contains certain estimates and plans related to us and our industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth our industry, and particularly in those markets in which we operate and shall seek to expand.. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month period ended March 31, 2000, we had revenues of $5,750 compared to no revenues during the same period of the prior year. We incurred a net loss of $876,263 ($0.17 per Share) during the three month period ended March 31, 2000, compared to a net loss of $109,429 ($0.03 per Share) for the comparable three month period in 1999.

The primary reason for the increase in our net loss during the first quarter of 2000 compared to the first quarter of 1999 is a non-cash expense of $865,000 related to the issuance of shares for services from our chairman and chief executive officer, consultants and professionals. We believe that such issuance of shares for services were at the fair market price/value of the shares at the date of the transactions. See "Note C to the Notes to Financial Statements".

Liquidity and Capital Resources

At March 31, 2000 we had current assets of $25,627 compared to current asset of $221 at December 31, 1999. We had non-current assets (property, equipment and deposits) of $10,032 at March 31, 2000 and $12,701 at December 31, 1999. Our current liabilities were $8,000 at March 31, 2000 and $12,000 at December 31, 1999.

During the quarter ended March 31, 2000, we received $25,000 from a sale of 25,000 shares to private investors and $15,000 from the sale of 1000 shares of Class A Preferred stock, at a price of $15,000 per share, which were sold to our chairman and an affiliated party. See Note C to the Notes to Financial Statements.

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

We are an Internet marketing services company specializing in the design, creation and marketing of advertising sites for service oriented companies and service professionals (our clients) and cost-effective Internet products and custom software. We strive to provide our clients, with interactive Internet image sites along with marketing services. In addition, we provide a subscription service to clients for the servicing and publication of their image sites in strategic zip code locations. This assists clients in enhancing their Internet presence and advertising their services. We began to achieve limited revenues from operations in 1999 and had total revenues of only $37,856 during 1999. We hope to enjoy increasing sales revenues during 2000, notwithstanding the fact that our revenues for the first quarter of fiscal year 2000 were $5,750..

In April 1999, we entered into a one (1) year employment agreement with our Chief Financial Officer, we agreed to pay compensation in the form of 60,000 shares of the Company’s common stock at the rate of 5,000 shares per month. The shares have been issued and are being held in escrow by the Company, subject to monthly distribution. The expense was accounted for on the financial statement as consultation fees. At December 31, 1999, forty-five thousand (45,000) shares were distributed to the Chief Financial Officer, and compensation of $45,000 for services was recorded in the financial statements as consultation fees. During the three month period ended March 31, 2000, the remaining 15,000 shares were distributed to the Chief Financial Officer for services and $15,000 was recorded in the financial statements as consultation fees. See Note D to the Notes to Financial Statements. We also issued 10,000 shares to our corporate attorney in exchange for professional services related to the private placement.

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

Our cash position at May 12, 2000 is $22,000 and assuming no additional revenues or funding we have sufficient revenues to operate for approximately three months. However, we have receivables that we anticipate collecting current receivables of approximately $30,000 during the quarter ending June 30, 2000. Also, we have been able to rely upon officers/directors exercising options under our stock option plan, the exercise of Class B Warrants, the private sale of common stock and the sale of Class A Preferred Stock, among other sources, for our short term cash requirements. In the short term (approximately twelve months), we anticipate that our capital requirements to be approximately $300,000, including $50,000 for further development of our web site and for advertising our sales program. In the long term, we will need substantial funding, which we hope will be derived from the contemplated IPO financing of from $2,000,000 to $5,000,000, in order to establish our marketing networks. This will enable us, in management’s opinion, to offer its sales program to businesses when we have an established presence. Based upon available funding, at acceptable terms and conditions, our first priority is the further development of our web site and our second, is the establishment of the marketing networks; and third is the advertising of the sales programs.

Currently, our product research and development efforts will be devoted to the continued upgrading of information on our web site; enhancing the design of the web site to maximize visitor interest; and making it visitor friendly. We will also design more links to client image sites in addition to the current "zip code" method. At present we do not expect to purchase or sell any plant or significant equipment nor do we expect any immediate change in the number of employees. As we begin to open new market areas, however, additional commissioned marketing personnel will be engaged.

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

As we explore and expand into new markets, it will be necessary for us to increase our sales force and operations staff. Currently, there are three (3) employees involved in sales and we anticipate that this number will increase by at least seven (7) employees by the time we establish the twenty-one (21) targeted markets. The timing of achieving this market goal cannot be determined at this time.

Inflation has not had a material effect upon our operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision of our services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected. The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

During the three month period ended March 31, 2000, we issued 2,499,602 shares that were not registered under the Securities Act of 1933, as amended (the "Act"). In addition, we issued 1,000 shares of Class A Preferred Stock, which provide for 30,000 votes for each share of Class A Preferred Stock. This has resulted in the Class A Preferred Stock having voting control of the Company. We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act. The common shares were sold to private investors and the Class A Preferred Stock was sold to our Chairman and an affiliated party.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Annual Report on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts: Employment Agreement with the Chief Financial Officer (filed as an Exhibit to the Company’s Registration Statement on Form 10-SB/12g and incorporated herein by reference); Stock Option Agreement (filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000); Services Agreement between the Company and Edward Muller dated January 15, 2000 (filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Derek G. Dunn
Derek G. Dunn, President and Director
Dated: May 15, 2000
West Palm Beach, FL

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/ Derek G. Dunn, President and Director

            Derek G. Dunn

GONETGEN.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

TABLE OF CONTENTS

GONETGEN.COM, INC.
(A Development Stage Company)
BALANCE SHEET (Unaudited)
March 31, 2000 and December 31, 1999

ASSETS
Current Assets	March 31, 2000	December 1999
Cash	25,627	221
Total Current Assets	25,627	221

Property and Equipment, Net	10,032	10,701
Deposits	2,000	2,000

TOTAL ASSETS	$37,659	$ 12,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses	8,000	12,000

TOTAL CURRENT LIABILITIES	-	12,000

Stockholders' Equity
Preferred Stock, $1.00 par Value, 1000 shares authorized, issued and outstanding	10,000	-
Common Stock, $.01 par value 6,000,000 shares authorized 5,390,000 shares issued and outstanding	53,900	45,000
Additional Paid-In Capital	3,411,800	2,535,600
Accumulated Deficit during Development Stage	(3,446,041)	(2,535,778)

Total Stockholders' Equity	29,659	922

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY	$37,659	$12,922
See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Period Ended March 31, 2000	For the Period Ended March 31, 1999

Sales	$5,750	$ -
Selling and General and Administrative	(882,020)	(384,931)
Loss from Operations	(876,270)	-
Other Income & Expense
Dividends	7	-

Other Income & Expense	7	-

Net Loss	$(876,263)	$(384,931)

Loss Per Share Basic and Diluted
Weighted average shares Outstanding	5,390,000	3,000,000
See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
	For the Period Ended March 31, 2000	For the Period Ended March 31, 1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(876,263)	$(384,931)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation	669	-
Compensation For Service	865,000	-

Changes in operating assets and liabilities:
Decrease in Accounts payable and Accrued Expenses	(4,000)	-
NET CASH (USED FOR)/ PROVIDED BY
OPERATING ACTIVITIES	(14,594)	5,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(4,285)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(4,285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds From Loans	-	39,000
Pay Off Of Loans	-	(39,000)
Common Stock Issued for Private Placement	25,000	-
Preferred Stock Issued	15,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	-

NET INCREASE IN CASH	25,406	784
CASH AT BEGINNING OF YEAR	221	-

CASH AT END OF PERIOD	$25,627	$784

SUPPLEMENTARY DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the year for:
Income Taxes	$-	$-
Interest	$-	$-
See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
For the Quarters Ended March 31, 1999 and 2000

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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable, approximate their carrying value.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and at March 31, 2000 was comprised of the following:

Computer Equipment	$12,272
Furniture & Fixtures	1,104
$13,376
Less: Accumulated Depreciation	3,344
$10,032

NOTE C - ISSUANCE OF STOCK

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

In March 1999, a private placement offering was completed and $190,000 were raised by selling 190,000 units containing one (1) share of common stock, $.01 par value and one (1) redeemable warrant (A), which when exercised entitled the holder to one (1) share of common stock at an exercised price of one ($1.00) dollar, subject to adjustments under certain circumstances. In July 1999 an additional $45,000 was raised through private placement by selling 45,000 units each consisting of one (1) common stock, $.01 per value and one (1) redeemable warrant at an offering price of $1.00 per unit. The warrants are redeemable by the Company at any time after one year from July 23, 2000, on thirty (30) days written notice (which notice may not be given prior to one year period.) At a price of $.0001 per warrant, subject to prior exercise, should the common stock trade at a closing bid price of at least three ($3.00) dollars per share for twenty consecutive trading days. The warrants may not be exercised for one (1) year from July 23, 2000 and shall expire on or before the close of business two (2) years thereafter, July 23, 2002, unless extended. The Company did not assign any value to these warrants in the financial statements.

During 1999 the Company authorized a total of 2,000,000 B Warrants to purchase common stock at a par value of $0.01. At December 31, 1999 the Company had issued 1,040,000 B Warrants and $1,040,00 was expensed. These Warrants were issued to consultants for their services. The Warrants expire on July 23, 2002.

In January 2000 the Company authorized and issued 1,000 shares of Class A Preferred Stock at a price of $15.00 per share. Each share of Class A Preferred Stock has one (1) vote for every 30,000 shares of common stock. The Preferred Stock is nonparticipating with respect to dividends.

The Chief Financial Officer received an additional 15,000 shares in exchange for services for the quarter ended March 31, 2000. Compensation of $15,000 based on the market value of the shares at the time have been recorded in these financial statements as consulting fees.

In March 2000, the Company raised an additional $25,000 at private placement by selling 25,000 units of common stock at $.01 par value.

In January 2000 the Company filed Form S-8 with the Securities and Exchange Commission to provide for shares to be issued to the Chairman and Chief Executive Officer, and consultant and counsel.

The Company also entered into an agreement with a consultant and has issued 300,000 shares accordingly. The consulting agreement provides for compensation for services relating to marketing, securities and other business matters and services related to potential mergers and acquisitions. An expense related to these shares issue of $300,000 was expensed in these financial statements.

Form S-8 also provided for the issuance of 50,000 shares to the Company's corporate securities counsel in consideration for continuing services in connection with the preparation and review of all corporate securities filings with the Securities and Exchange Commission and such other contracts and agreements between the Company and third parties as requested. An expense of $50,000 was charged to expenses in these financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

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

The Chairman and Chief Executive Officer received an additional 500,000 shares for services he provided and continues to provide to the Company. An expense related to these shares were recorded at $500,000.

NOTE E - INCOME TAXES

At March 31, 2000, the Company had available a net operating loss carryforward for federal and state tax purposes of approximately $2,600,000 which could be applied against taxable income in subsequent years through 2014. The tax effect of the operating loss carryforward is approximately $988,000 and a valuation allowance for the same amount has been provided.

NOTE F - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred net operating losses for the Quarter ended March 31, 2000 of $2,596,041. These net operating losses create an uncertainty about the Company's ability to continue as a going concern.

Management, however, has projected that the Company will generate significant sales in the year 2000 and subsequent years because its website is fully operational and the Company now has the ability to sell effective internet web and image sites to its customers.

The Company raised an additional $40,000 through the issuance of preferred and common stock. (See Note C).

NOTE G - ACCOUNTING ADJUSTMENTS

The balance sheet as of March 31, 2000, the income for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Gonetgen.Com,Inc. (the Company) without audit. In the opinion of Management, all adjustments necessary to present the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report. The results for the three month period ended March 31, 2000 are not indicative of the results that may occur for the fiscal year ending December 31, 2000.