Form 10QSB
period 2000-06-30
GONETGEN COM INC
filed 2000-07-31
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30 , 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-26307

GONETGEN.COM, INC
(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0873448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6685 FORREST HILL BLVD. SUITE 211
WEST PALM BEACH, FL	33415
(Address of principal executive offices)	(Zip Code)

561-641-2424
(Issuer’s telephone number)

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
Common Stock, $.001 par value 5,445,000 shares outstanding as of June 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 13

GONETGEN.COM, INC.

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet – December 31, 1999 and June 30, 2000 (Unaudited).

Statements of Operations - Three months ended June 30, 2000 and 1999 (Unaudited).

Statements of Cash Flows - Three months ended June 30, 2000 and 1999 (Unaudited).

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

This Quarterly Report contains certain estimates and plans related to us and our industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know and cannot predict with any degree of certainty the level of growth our industry, and particularly the growth in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for  our Internet business to business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month  period ended June 30, 2000, we had sales of $55,804, compared to sales of $16,199 during the same three month  period of the prior year. We had a net profit of $18,325 (net income per share-$.004) for the three month period ended June 30, 2000.  This compares to a net loss of $140,953 (net loss per share-$.03) for the three month period ended June 30, 1999.

The primary reason for the increase in our sales during the recent three month period ended June 30, 2000 was the result of our expanded customer base. The reason for our net income for the three month period ended June 30, 2000 compared to the net loss during the same period for the prior year was attributed to a decline in General and Administrative expenses from $79,703 during the quarter ended June 30, 1999 to $12,662 during the quarter ended June 30, 2000, associated principally to start-up expenses, and a decline of Labor expense from $39,862 during the quarter ended June 30, 1999 to $4,586 during the quarter ended June 30, 2000. The Labor expense was associated with the costs of establishing the Company's business and data base, which involved outside, contract labor.

Liquidity and Capital Resources

At June 30, 2000 we had current assets of $129,988 compared to current assets of $221 at December 31, 1999. The increase in current assets is mainly attributable to an increase in accounts receivable and prepaid expenses. We had non-current assets (property, equipment and deposits) of  $17,175 at June 30, 2000, compared to $12,701 at December 31, 1999.  Our current liabilities were  $44,179 at June 30, 2000 compared to $12,000 at December 31, 1999. The increase in liabilities during the second quarter ended June 30, 2000 was principally caused by unearned revenues of $33,021, which the Company will report as sales subsequent to year end December 31, 2000. Our current ratio is 3.33 and our working capital at June 30, 2000 is $102,984. Based upon the increasing contracts and business being developed by the Company, we believe that will continue to improve our liquidity, especially as we expand into additional markets.

During the quarter ended June 30, 2000, we received $35,000 from a sale of 25,000 shares to private investors. See Note C to the Notes to Financial Statements. We also issued 20,000 shares for services at a price of $1.00 per share. See Note I to the Notes to Financial Statements.

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

We are an Internet marketing services company specializing in the design, creation and marketing of advertising sites for service oriented companies and service professionals (our clients) and cost-effective Internet products and custom software. We strive to provide our clients, with interactive Internet image sites along with marketing services. In addition, we provide a subscription service to clients for the servicing and publication of their image sites in strategic zip code locations. This assists clients in enhancing their Internet presence and advertising their services. We began to achieve limited revenues from operations in 1999 and had total revenues of only $37,856 during 1999. During the six months ended June 30, 2000, we generated sales of $61,554 and we hope to enjoy increasing sales revenues during each successive quarter of 2000 and thereafter, building from the growth in sales from the first to the second quarters of 2000. See Note F to the Notes to Financial Statements.

While we have incurred an accumulated deficit of $3,427,716 during development stage through the quarter ended June 30, 2000, we have projected significant sales in 2000 and subsequent years because of our website and the fact that it is fully operational at the date of this report. In addition to the sales reported in the Statement of Operations, we have also entered into agreements with customers for our services which will be reflected as sales revenues in periods after our  year ended December 31, 2000, which are presently reflected as "unearned revenues" under current liabilities.

Our plan to hopefully generate increased sales and achieve profitability, of which there can be no assurance, anticipates the establishment of a marketing operation in the following markets. To date, we are operating in West Palm Beach and have opened offices in Tampa. The timing of entry into the following additional markets will be dependent upon the availability of funds from operations and debt or equity financing, at terms and conditions satisfactory to the Company, of which we have no assurance, during the 2000 fiscal year.

- Florida: West Palm Beach (existing), Tampa (recently opened) Ft. Lauderdale, Orlando, Jacksonville, Gainesville
- North Carolina: Charlotte, Raleigh
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

Our cash position at June 30, 2000 was $26,668 and assuming no additional revenues or funding we have sufficient revenues to operate for approximately three months. However, we have accounts receivables of $72,785 that we anticipate collecting  during the quarter ending September 30, 2000. Also, we have been able to rely upon officers/directors exercising options under our stock option plan, the exercise of Class B Warrants, the private sale of common stock and the sale of Class A Preferred Stock, among other sources, for our short term cash requirements. In the short term (approximately twelve months), we anticipate that our capital requirements to be approximately $300,000, including $50,000 for further development of our web site and for advertising our sales program. In the long term, we will need substantial funding, which we hope will be derived from the contemplated IPO financing of from $2,000,000 to $5,000,000, in order to establish our marketing networks. This will enable us, in management’s opinion, to offer its sales program to businesses when we have an established presence. Based upon available funding, at acceptable terms and conditions, our first priority is the further development of our web site and our second, is the establishment of the marketing networks; and third is the advertising of the sales programs.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

During the three month period ended June, 2000, we issued 55,000 shares that were not registered under the Securities Act of 1933, as amended (the "Act").  The common shares were sold to private investors.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference) 10 Material Contracts. Employment Agreement with the Chief Financial Officer (filed as an Exhibit to the Company’s Registration Statement on Form 10-SB/12g and incorporated herein by reference);
10

Stock Option Agreement (filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000); Services Agreement between the Company and Edward Muller dated January 15, 2000 (filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended June 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GONETGEN.COM, INC.

By: /s/ Derek G. Dunn
Derek G. Dunn, President and Director
Dated: July , 2000
West Palm Beach, FL

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/ Derek G. Dunn, President and Director Derek G. Dunn

GONETGEN.COM, INC. FINANCIALS

TABLE OF CONTENTS

GONETGEN.COM, INC.

(A Development Stage Company)

BALANCE SHEET AS OF JUNE 30, 2000 and DECEMBER 31, 1999
ASSETS	June 30, 2000	Dec. 31, 1999
Current Assets
Cash	26,668	221
Accounts Receivable	72,785	-
Prepaid Expenses	27,135	-
Deferred Costs	3,400	-
Total Current Assets	129,988	221

Property and Equipment, Net	13,420	10,701
Deposits	3,755	2,000
TOTAL ASSETS	$147,163	$ 12,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	11,158	12,000
Unearned Revenue	33,021	-
Total Current Liabilities	$44,179	$12,000

Stockholder’s Equity:
Preferred Stock, $1.00 par value 1,000 shares authorized, issued and outstanding	10,000	-
Common Stock, $.01 par value 6,000,000 shares authorized 5,425,000 shares issued and outstanding	54,450	45,000
Additional Paid-In Capital	3,466,250	2,525,600
Accumulated Deficit during Development Stage	(3,427,716)	(2,569,778)
Total Stockholders' Equity	102,984	922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,163	$12,922

See Notes to Financial Statements

GONETGEN.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

	For the 3 Month Period Ended 06/30/00	For the 3 Month Period Ended 06/30/99

Sales	$55,804	$16,199

Selling Expenses	5,899	35,364
General and Administrative	12,662	79,703
Commissions	14,350	2,325
Labor	4,586	39,862
Total Expenses	37,479	157,254

Income (Loss) from Operations	18,325	(141,055)

Other Income & Expense
Dividends	-	102
Interest Expense	-	-
Total Other Income & Expense	-	102

Net Income (Loss)	$18,325	$(140,953)

Loss Per Share Basic and Diluted	0.004
Weighted average shares Outstanding	5,425,000

See Notes to Financial Statements

GONETGEN.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
	For the 3 Months Ended 06/30/00	For the 3 Months Ended 06/30/99
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$18,325	$(140,953)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation	1,237	-
Compensation For Services	20,000	-

Changes in operating assets and liabilities:
Increase in Accounts payable and Accrued Expenses	(72,785)	-
Increase in prepayment	(27,135)	-
Increase in Deferred Costs	(3,400)	-
Increase in Accounts payable and Accrued Expenses	3,358	-
Increase in Unearned Revenue	33,021	-
NET CASH USED OF OPERATING ACTIVITIES	(27,379)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Deposit	(1,755)	(2,000)
Purchase of Property & Equipment	(4,825)	(10,710)
NET CASH USED FOR INVESTING ACTIVITIES	(6,580)	(12,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Private Placement	35,000	249,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	249,150

NET INCREASE IN CASH	1,041	86,906
CASH AT BEGINNING OF PERIOD	25,627	-
CASH AT END OF PERIOD	$26,668	$86,906

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income Taxes	$-	$-
Interest	$-	$-

See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Nature of Operations

GoNetgen.com, Inc. ("the Company") was incorporated in the State of Florida on October 22, 1998. The Company specializes in designing, creating and marketing cost effective internet web and image sites, products and custom software.

Effective in January 2000 the Company started trading on the NASDAQ BB using the symbol NTGI.

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
GONETGEN.COM, INC.
(A Development Stage Company)
FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
NOTES TO FINANCIAL STATEMENTS
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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable, approximate their carrying value.

NOTE B - PROPERTY AND EQUIPMENT

                    Property and equipment is stated at cost and at June 30, 2000 was comprised of the following:
Computer Equipment	$13,407
Furniture & Fixtures	3,909
Leasehold Improvements	685
$18,001
Less: Accumulated Depreciation	4,581
$13,420

NOTE C - ISSUANCE OF STOCK

In June 2000, the Company raised an additional $35,000 at private placement by selling 35,000 units of common stock at $.01 par value

NOTE D - INCOME TAXES

At June 30, 2000, the Company had available a net operating loss carry-forward for federal and state tax purposes of approximately $3,400,000 which could be applied against taxable income in subsequent years through 2014. The tax effect of the operating loss carry-forward is approximately $1,275,000 and a valuation allowance for the same amount has been provided.
GONETGEN.COM, INC.
(A Development Stage Company)
FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE E - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred net operating losses for the Quarter ended June 30, 2000 of $3,426,479. These net operating losses create an uncertainty about the Company's ability to continue as a going concern.

Management, however, has projected that the Company will generate significant sales in the year 2000 and subsequent years because its web-site is fully operational and the Company now has the ability to sell effective internet web and image sites to its customers.

The Company had net income of $18,325 for the quarter ended June 30, 2000.

NOTE F - ACCOUNTING ADJUSTMENTS

The balance sheet as of June 30, 2000, the income for the three months and the nine months ended June 30, 2000 and 1999 and cash flows for the three months ended June 30, 2000 and 1999 have been prepared by Gonetgen.com, Inc. (the Company) without audit. In the opinion of Management, all adjustments necessary to present the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report. The results for the three month period ended June 30, 2000 are not indicative of the results that may occur for the fiscal year ending December 31, 2000.

NOTE G - UNEARNED REVENUE

Sales contracts of the Company are for one (1) year. Unearned revenue represents that portion of the sale that will be recorded as income for 2001.

NOTE H - DEFERRED COSTS

These costs represent the part of marketing and advertising costs that will be charged to those sales that have been booked as unearned revenue.

NOTE I - PREPAID EXPENSES

These expenses relate to prepaid web-site costs that have been paid but relate to future periods. These costs amount to $17,000. Also included in prepaid expenses are commissions paid in advance on unearned revenue, these commissions amount to $10,135. At the point of sale the full commission is payable, consequently because a portion of the sale is unearned the commissions relating to that period have been recorded as prepayments.