Form 10QSB
period 2000-09-30
GONETGEN COM INC
filed 2000-11-17
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30 , 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-26307

GONETGEN.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0873448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1481 S. Military Trail #12, West palm Beach, FL	33415
(Address of principal executive offices)	(Zip Code)

(561) 649-3901
(Issuer’s telephone number)

6685 Forrest Hill Blvd., Suite 211, West Palm Beach, FL 33414 (561) 641-2424
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
Common Stock, $.001 par value 6,090,400 shares outstanding as of September 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 13

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)	2
Item 2. Management’s Discussion and Analysis	2

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	6
Item 2. Changes in Security	6
Item 3. Default Upon Senior Securities	6
Item 4. Submission of Matters to a Vote of Security Holders	6
Item 5. Other Information	6
Item 6. Exhibits and Reports on Form 8-K	6

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Accountant's Review Report

Balance Sheet - September 30, 2000 (Unaudited)

Statements of Operations - Three months ended September 30, 2000 and 1999 (Unaudited).

Statements of Cash Flows - Three months ended September 30, 2000 and 1999 (Unaudited).

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

This Quarterly Report may contain certain estimates and plans related to us which may assume that certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions are accurate. In particular, we do not know and cannot predict with any degree of certainty any growth in any market in which we operate and shall seek to operate. If our assumptions are wrong about any events, trends and activities, then to the extent that we make any estimates for future growth, such estimates if any may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month  period ended September 30, 2000 we had revenues of $26,225 compared to revenues of $20,681 during the same three month  period of 1999. We increased our sales during the recent three month period ended September 30, 2000 compared to the same period of the prior year by 26,7%, which was the result of our expanded customer base.

We had a net loss of $677,061 (net loss of $0.12 per share) for the three month period ended September 30, 2000.  This compares to a net loss of $142,616 (net loss of $0.03 per share) for the three month period ended September 30, 1999. The reason for our significant increase in net loss for the three month period ended September 30, 2000 compared to the net loss during the same period for the prior year was principally due to non-cash compensation in the form of the issuance of shares in lieu of cash compensation. It should be noted that there has been no active trading market in the shares of our common stock, the market for which is very limited, sporadic and without liquidity. The expensing of non-cash compensation explains the increase in our General and Administrative expenses from $71,704 during the quarter ended September 30, 1999 to $679,733 during the quarter ended September 30, 2000. As a result of the limited and sporadic trading market for our common stock, the amount expensed for non-cash compensation ($645,500) substantially exceeds the fair market value of our shares of common stock at September 30, 2000 and as of the date of this quarterly report.

Liquidity and Capital Resources

At September 30, 2000 we had current assets of $88,927 compared to current assets of $33,016 at September 30, 1999. The increase in current assets is mainly attributable to an increase in accounts receivable and prepaid expenses. We had no significant change in non-current assets. Our current liabilities were  $33,879 at September 30, 2000 compared to $761 at September 30, 1999. The increase in liabilities during the three month period ended September 30, 2000 was principally caused by unearned revenues of $26,531, which the Company will report as sales in subsequent quarters.

During the quarter ended September 30, 2000 we received no additional funds from the sale of shares to private investors.

During the quarter ended September 30, 2000 and for the past year, we have sought to develop our web directory service for business customers, and indeed established a customer base that we were expanding.

Our operation involved Internet marketing services specializing in the design, creation and marketing of advertising sites for service oriented companies and service professionals (our clients) and cost-effective Internet products and custom software. We strive to provide our clients, with interactive Internet image sites along with marketing services. In addition, we provided a subscription service to clients for the servicing and publication of their image sites in strategic zip code locations for clients to enhance their Internet presence and advertising their services. The development of Internet products and services is in constant flux. We are constantly reviewing our business and services. As a result of the untimely death of our Chief Executive Officer, Jullian Ferretti, we are evaluating our business operations and considering the pursuit of additional of business opportunities with both affiliated and non-affiliated parties.

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

None.

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

(b) Form 8-K.

During the quarter ended September 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GONETGEN.COM, INC.

By: /s/ Doug Meyers
Doug Meyers, President and Director
Dated: November 16, 2000
West Palm Beach, FL

GONETGEN.COM, INC. FINANCIALS
PAGE
ACCOUNTANT'S REVIEW REPORT
BALANCE SHEET	8
STATEMENT OF OPERATIONS	9
STATEMENT OF CASH FLOWS	9
NOTES TO FINANCIAL STATEMENTS	10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors

Gonetgen.Com, Inc.

224 Datura Street, Suite 402

West Palm Beach, FL 33401

I have reviewed the accompanying Balance Sheet of Gonetgen.Com, Inc. (a Development Stage Company) as of September 30, 2000, and 1999, and for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's Management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note E, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

November 10, 2000

GONETGEN.COM, INC.
(A Development Stage Company)
BALANCE SHEET AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

ASSETS	September 30, 2000	September 31, 1999
Current Assets
Cash	342	33,016
Accounts Receivable	61,400	-
Prepaid Expenses	23,785	-
Deferred Costs	3,400	-
Total Current Assets	88,927	33,016

Property and Equipment, Net	12,520	13,376
Deposits	3,755	2,000
TOTAL ASSETS	$105,202	$48,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	7,358	761
Unearned Revenue	26,521	-
Total Current Liabilities	$33,879	$761

Stockholder’s Equity:
Preferred Stock, $1.00 par value 1,000 shares authorized, issued and outstanding	10,000	-
Common Stock, $.01 par value 6,000,000 shares authorized 6,090,400 shares issued and outstanding	60,904	44,900
Additional Paid-In Capital	4,105,196	313,500
Accumulated Deficit during Development Stage	(4,104,777)	(310,769)
Total Stockholders' Equity	71,323	47,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,202	$48,392

See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

	For the Three Month Period Ended 09/30/00	For the 3 Month Period Ended 09/30/99

Sales	$26,225	$20,691

Selling Expenses	3,900	43,803
General and Administrative	679,733	71,704
Commissions	5,188	5,875
Labor	14,465	44,311
Total Expenses	703,282	165,693

Income (Loss) from Operations	(677,061)	(145,002)

Other Income & Expense
Dividends	-	2,386
Total Other Income & Expense	-	2,386

Net Income (Loss)	$(677,061)	$(142,616)

Loss Per Share Basic and Diluted	$(0.12)
Weighted average shares Outstanding	6,090,400

See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE QUARTERS ENDED September 30, 2000 AND 1999

	For the Three Months Ended 09/30/00	For the Three Months Ended 09/30/99
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(677,061)	$(142,616)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation	900	-
Compensation For Services	645,400	10,400

Changes in operating assets and liabilities:
(Increase) Decrease in Accounts payable and Accrued Expenses	11,385	-
(Increase) Decrease in prepayment	3,350	-
(Increase) Decrease in Accounts payable and Accrued Expenses	(3,800)	942
(Increase) Decrease in Unearned Revenue	(6,500)	-
NET CASH USED OF OPERATING ACTIVITIES	(26,326)	(131,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(1,166)
NET CASH USED FOR INVESTING ACTIVITIES	-	(1,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Private Placement	-	78,550
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	78,550

NET INCREASE (DECREASE) IN CASH	(26,326)	(53,890)
CASH AT BEGINNING OF PERIOD	26,668	86,906
CASH AT END OF PERIOD	$342	$33,016

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income Taxes	$-	$-
Interest	$-	$-

See Notes to Financial Statements

GONETGEN.COM, INC.
(A Development Stage Company)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
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

Fair Value of Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable, approximate their carrying value.

NOTE B - PROPERTY AND EQUIPMENT

                    Property and equipment is stated at cost and at June 30, 2000 was comprised of the following:

Computer Equipment	$13,407
Furniture & Fixtures	3,909
Leasehold Improvements	685
$18,001
Less: Accumulated Depreciation	5,481
$12,520

NOTE C - ISSUANCE OF STOCK

                    In July 2000, various consultants exercised their options to purchase a total of 645,400 shares in lieu of     compensation. The expenses related to the exercise of their options have been accounted for at fair market value.

NOTE D - INCOME TAXES

At July 2000, the Company had available a net operating loss carry-forward for federal and state tax purposes of approximately $4,125,000 which could be applied against taxable income in subsequent years through 2014. The tax effect of the operating loss carry-forward is approximately $1,525,000 and a valuation allowance for the same amount has been provided.

NOTE E - GOING CONCERN

As shown in the accompanying financial statements the Company has incurred net operating losses for the Quarter ended September 30, 2000 of $4,125,000. These net operating losses create an uncertainty about the Company's ability to continue as a going concern.

Management, however, has projected that the Company will generate significant sales in the year 2000 and subsequent years because its web-site is fully operational and the Company now has the ability to sell effective Internet web and image sites to its customers.

The Company had net loss of $677,061 for the quarter ended September 30, 2000.

NOTE F - ACCOUNTING ADJUSTMENTS

The balance sheet as of September 30, 2000, the income for the three months and the nine months ended September 30, 2000 and 1999 and cash flows for the three months ended September 30, 2000 and 1999 have been prepared by Gonetgen.com, Inc. (the Company) without audit. In the opinion of Management, all adjustments necessary to present the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report. The results for the three month period ended September 30, 2000 are not indicative of the results that may occur for the fiscal year ending December 31, 2000.

NOTE G - UNEARNED REVENUE

Sales contracts of the Company are for one (1) year. Unearned revenue represents that portion of the sale that will be recorded as income for 2001.

NOTE H - DEFERRED COSTS

These costs represent the part of marketing and advertising costs that will be charged to those sales that have been booked as unearned revenue.

NOTE I - PREPAID EXPENSES

Included in prepaid expenses are commissions paid in advance on unearned revenue, these commissions amount to $6,785. At the point of sale the full commission is payable, consequently because a portion of the sale is unearned the commissions relating to that period have been recorded as prepayments.