Form 10KSB
period 2000-12-31
ROYAL FINANCE INC
filed 2001-04-03
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

Commission File Number: 0-26307

Royal Finance, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1481 South Military Trail, Suite 12,
West Palm Beach, Florida	33415
(Address of Principal Executive Offices)	(Zip Code)

561-649-3901
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $2.68 and $2.88 respectively, of such common stock as of March 15, 2001, is approximately $1,554,732, based upon an average of $2.78 multiplied by 559,256 shares of common stock as of such date held by non-affiliates. As of March 15, 2001, the Registrant had a total of 3,949,425 shares of common stock, par value $.01 issued and outstanding.

Issuer’s revenues for its most recent fiscal year: $522,015
DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference in this report on Form 10-KSB except for certain previously filed exhibits identified in Registrant’s Form 10-KSB, Forms 10-QSB and Form S-8.
(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

FORWARD LOOKING STATEMENTS: THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ROYAL FINANCE, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. SEE ALSO THE DISCUSSION UNDER "RISK FACTORS" BELOW.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background and Corporate History

The Registrant, Royal Finance, Inc., was organized under the laws of the State of Florida in April 1998. The Registrant entered into an agreement and plan a merger with the Registrant’s predecessor, GoNetgen.com, Inc. effective as of October 28, 2000, pursuant to which Registrant merged with and into GoNetgen.com, Inc. GoNetgen.com, Inc. was the surviving corporation and changed its name to Royal Finance, Inc. in connection with the merger.

GoNetgen.com, Inc., the Registrant’s predecessor, was organized under the laws of the State of Florida under the name "Netgen2000, Inc." under the laws of the State of Florida in October 1998. From its organization until October 2000, the Registrant’s predecessor was engaged in the development of its Internet marketing services business. The Registrant’s predecessor specialized in designing, creating and marketing what we believed to be cost-effective Internet web and image sites, products and custom software and provided business customers with interactive Internet image sites along with marketing services, to create exposure to audiences of prospective consumers. The Registrant’s predecessor advertised its web site as a Community Information Center, which offered free information to Internet users who clicked on its web site. The Registrant’s predecessor changed its name from Netgen2000, Inc. to GoNetgen.com, Inc. during the first quarter of 2000.

The Registrant’s predecessor continued to develop its Internet marketing services business during the first and second quarters of 2000. However, during the summer of 2000, the Chairman and Chief Executive Officer of GoNetgen.com, Inc., Julian Ferretti, passed away. At the time of Mr. Ferretti’s death, GoNetgen.com’s management consisted of Derek Dunn, president, Lynn Dunn, vice president, and Jennifer Dunn, secretary. The management of GoNetgen.com evaluated its continuing Internet marketing services business operations and potential, together with various shareholders and the representatives of the estate of Mr. Ferretti. The management of GoNetgen.com determined to that it would be in the best interests of the shareholders of GoNetgen.com if the Internet related business was pursued as a private entity and that GoNetgen.com enter into a business combination and pursue alternative business opportunities.

As a result of the evaluation of the management of GoNetgen.com, they determined that they would be able to increase shareholder value by entering into a merger with Royal Finance Inc., located in West Palm Beach, FL (hereinafter, the "Company"). The Company refers to Royal Finance, Inc. and/or to Royal Finance, Inc. and its consolidated subsidiaries, as applicable.

Business-General

The Company may sometimes be referred to as "we", "us", "our" among other such words as may be appropriate. The Company originates mortgage loans through its retail facilities, and its Internet site, www.royalfinance.net. In addition, the Company, through its wholly-owned subsidiary, American Florida Realty, Inc., lists, sell, leases and manages commercial and residential properties and through a 40% percent interest in American Title Services we close real estate transactions and issues title insurance. The Company also owns Royal Insurance Inc., which shall provide all types of insurance including homeowners, medical, disability, among other forms of insurance.

See the discussion under "Recent Merger and Business" below with regard to the real-estate related business of the Company. Also, in connection with the merger, the Company retained an insignificant equity interest in E-City, Inc., formerly known as GoNetgen.com, Inc., the Company’s former name prior to the merger.

Some of the statements contained in this Form 10-KSB for the year ended December 31, 2000 discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.

The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement their business strategy;
-	the ability of the Company to raise sufficient capital to meet operating requirements;
-	the ability of the Company to compete with major established companies;
-	the effect of changing economic conditions;
-	the ability of the Company to attract and retain qualified employees; and other risks, which may be, described in future filings with the SEC.

Present Business and Recent Merger

Effective on October 28, 2000 the agreement and plan of merger of GoNetgen.com, Inc. and Royal Finance was executed. On November 28, 2000 Articles of Amendment to the Articles of Incorporation of GoNetgen.com were adopted by the board of directors of GoNetgen.com changing its name to Royal Finance, Inc. In connection with the merger, the management of the Company became the management of GoNetgen.com which was the surviving corporation and the former management of GoNetgen.com resigned. See the disclosure under Part II, Item 9, "Directors, Executive Officers, Promoters and Control Persons" below.

All references to the shares of common stock of the Company/Royal Finance, Inc. in this Form 10-KSB for the year ended December 31, 2000 and as of the date of filing of this annual report reflect a one (1) for thirty (30) common stock split effective in connection with the merger of Royal Finance, Inc. into Gonetgen.com, Inc.

The Company’s headquarters are located at 1481 S. Military Trail, Suite 14, West Palm Beach, FL 33415. Its telephone is 561-649-3901. See Item 2, "Description of Property" below.

Real Estate Business

The Company is a diversified financial services company and its principal business activity involves providing and residential and commercial mortgages mortgage-related services through a sales force of approximately 35 mortgage broker associates, loan officers and mortgage lenders, who solicit mortgage loans from real estate agents and builders and developers, among others.

We originate, process and fund residential and commercial mortgage loans, which are typically resold on an case-by-case basis to institutional and private investors. The Company mainly originates loans that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk.

The Company's long-term strategy is to expand the operations in its respective fields by utilizing marketing through newspapers, Internet, direct mail, billboards, among other means. The Company’s web-site is www.royalfinance.com. We operate through commissioned loan officers, who source the business through realtors and builders or other contacts.

Applications are taken primarily in face-to-face interviews. The loan officer submitted the application to the branch office for processing either in hard copy or through electronic transfer via modem. For conforming loans, applications are than transmitted through the Federal National Mortgage Association's ("FNMA") automated underwriting system. The applications are then processed in accordance with the required conditions. For all other loan types, applications are processed in our offices with verifications collected for key financial information with a complete credit file. Certain loan types require the investor to underwrite the loan. In these situations, we submit the application package to the Investor for approval. Once a loan is underwritten, we gather the conditions required by underwriting for approval. When all conditions are satisfied, we compile all closing documents and the loans are then closed when approved by closing agents who have executed closing agreements and provided insured closing letters from title insurers.

The loan programs offered by the Company reflect guidelines and terms, which match those, published by approved investors. The loan pricing of the Company is generated from a pricing model, which should enable us to generate from our portfolio a specific dollar profit on each loan regardless of loan size. That approach we believe should allow us to price larger, more efficient loans and thereby increase our average loan size. When rates and prices are committed to applicants, the interest rate risk is transferred to the ultimate investor by locking the rate and price with the investor based upon an agreed to closed loan delivery date.

Conforming Closed Loans

Conforming closed loans are sent to institutional and private investors in accordance with commitments made at the time that the rate and price were guaranteed. Investors then review the loan files and upon clearing any funding conditions, the investor wired the proceeds to the Company's loan bank account for distribution to pay off the loan and the excess is deposited in the Company's operating account to use these excess funds for operations.

Non-Conforming Loans

Non-conforming loans are sold on either a flow or bulk basis with the Company distributing listings of closed loans and their characteristics to institutional and private investors who bid on such loan(s) on an auction basis. The bids are subject to the review of the complete closed loan file, which normally took place on site. Once funding conditions are cleared, the investor's funding occurs as with conforming loans. The loan programs and guidelines offered to the brokers and lenders reflect conservative standards offered by a variety of investors who purchase non-conforming loans routinely from mid-size aggregators such as AFR.

The pricing offered to brokers and lenders reflects differences based upon credit grade and loan characteristics within the grade. These differences reflect the adjustments received from the investors for which the Company aggregates product. The ultimate price offered to the broker or lender allows for a specific profit percentage to be earned on each loan. The Company also charges certain fees on each loan at closing to increase revenue and offset operational costs.

Business and Marketing Strategy

The Company’s business objective is to be a diversified financial service provider specializing in mortgage related services. The key elements of the Company's business strategy are as follows:

- Controlling growth in stable and improving geographic areas, specializing in the growing South Florida market with our team of experienced mortgage professionals;
- Building customer loyalty by providing superior service in our mortgage related business services;
- Managing loan quality in a manner that allows the loans to command satisfactory pricing from investors;
- Selling additional mortgage related products and services to our clients through its existing offices and through the opening of additional real estate offices;
- Providing additional services linked to the loan process; and
- Developing alternative delivery channels, which allow for reduced cost through direct contact with the ultimate customer.

In order to achieve our strategic goals, we may also seek to expand our business operations through the acquisition of other mortgage lending and real estate brokerage companies. It is the Company's experience and continued understanding that South Florida is and will remain one of the top growth real estate markets in the country. Its ability to accomplish these ends will depend, in part, on the Company's financial condition, its available cash, its borrowing power and the value of its common shares.

Potential acquisitions shall be evaluated to determine if in the opinion of our management they would be likely to enhance the net income of the Company, that expected and projected growth rates in earnings and cash flows are attainable and consistent with the costs associated with the acquisition (required return on equity "ROI" and total return to invested capital "ROIC" of our investors), and that management is capable of developing the growth of operations.

The Company intends to grow through the acquisition of additional and complimentary businesses including acquisitions in the title insurance fields and in real estate sales. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

Marketing Strategy

The Company intends to fully utilize the Internet and its web-site www.royalfinance.com as a means of attracting more customers for its mortgage related business services. Our e-business strategy includes on-line applications, competitive lending rates and desktop underwriting. We also intend to use television, newspaper ads and targeted direct mail as marketing tools. In addition the Company advertises on its web-site through the use of banner ads, e-mails and listings in search engines. Through the use of independent consultants, we will solicit other existing real estate companies, agents and commission brokers.

We will also pursue acquisitions as noted above and will expand through our subsidiaries operations in the areas of title insurance and insurance to consumers. The Company, through its wholly-owned subsidiary, American Florida Realty, Inc., lists, sell, leases and manages commercial and residential properties and through a 40% percent interest in American Title Services, we close real estate transactions and issues title insurance. The Company also owns Royal Insurance Inc., which shall provide all types of insurance including homeowners, medical, disability, among other forms of insurance.

Seasonality

The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of re-sales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancing tends to be less seasonal and more closely related to changes in interest rates. The mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of a mortgage-servicing portfolio is generally higher in periods of greater mortgage loan originations.

Competition

The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies, depending upon the type of mortgage loan product offered. We also compete principally by purchasing or originating a variety of types of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of our competitors have financial resources substantially greater than that of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company operates. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues.

The Company competes on the basis of its bundling of products and the quality of its services, which it offers to the consumer. The Company competes with other mortgage companies, servicing brokers, commercial banks, savings associations, credit unions, other financial institutions and various other lenders. Many of these competitors or potential competitors have pre-existing relationships with established dealer networks. To the extent that any such dealers expand their activities into the Company's market, the Company could be adversely affected. We also compete with numerous relatively small, regional consumer finance companies. In addition, many of the nation's largest mortgage companies, savings associations and commercial banks have a significant number of branch offices in areas in which the Company operates.

The Company believes that it can provide the same or a better quality service than most of its competitors. We also believe that our business strategy will enable us to compete effectively. In addition, the Company competes for its brokerage activities by recruiting qualified and experienced salespeople, by developing innovative sales techniques, by offering competitive interest rates and product types and by providing a higher level of service than is furnished by its competitors. However, no assurance can be given that it will be able to do so. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan origination could result in a decrease in the Company’s mortgage loan origination volume and/or a decrease in the profitability of the Company's loan origination, thereby reducing the Company's revenues and net income. Our main competitors in our South Florida market are Remax/Century 21 and Nexus Financial, among others.

Government Regulation

The mortgage brokerage and lending industry is a regulated industry. In Florida, the State Department of Banking and Finance administers and enforces the rules and regulations governing the industry and the laws of the State of Florida law prohibits either practice of mortgage brokerage and lending without current and active licenses. Conventional mortgage operations also are subject to State usury statutes.

There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of all licenses required by the State of Florida to conduct its business operations and for other states were it transacts business. Conventional mortgage operations also may be subject to state usury statutes. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), FNMA and the Department of Veteran Affairs (the "VA") and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

The Company is a correspondent mortgage lender in the State of Florida. The Company is licensed and bonded. To maintain a correspondent lender status the company must file audited financial statements with the State of Florida on a yearly basis. The Company must maintain a minimum not worth of $25,000, with audited statements disclosing that it has a verifiable and bona fide not worth pursuant to generally accepted accounting principals, of at least $25,000, which must be continuously maintained as a license condition and to remain in good standing with the State of Florida.

The operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices.

In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting the Company’s operations. Those rules and regulations, among other things, impose licensing obligations on the Company’s, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to the VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, FNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, FNMA and VA at all times to assure compliance with all applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other regulatory requirements, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Home Mortgage Disclosure Act and RESPA and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

Environmental Matters

To date, the Company has not been required to perform any investigation or re-mediation activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on the properties securing loans. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Employees

As of March 23, 2001, the Company has 6 employees, including 5 officers. None of the Company's employees are represented by a union and therefore the Company is not subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

RISK FACTORS

You should carefully consider the following risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-KSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment. We have experienced losses and we expect future losses and we may not become profitable.

We have incurred substantial net losses in the last fiscal year.

Although we may experience strong revenue growth, we anticipate further quarterly and annual losses until at least the latter half of 2002. As of December 31, 2000, we had an accumulated deficit of $7,487,297. We incurred net losses of $4,917,519 for the year ended December 31, 2000, and net losses of $2,569,778 for the year ended December 31, 1999. Net losses may continue to increase. We may not become profitable. If we do not achieve profitability, we may not be able to sustain operations and generate sufficient revenues to fulfill our business plan. If we do become profitable, we expect to increase our general and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We have only a limited operation history, so you may experience difficulty in evaluating our business. We began operations in October 1998 and accordingly, we have a limited operating history on which you can base your evaluation of our business and prospects. In addition, we have recently changed our business model to focus primarily on the mortgage market. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development.

We have only limited operating history, so you may experience difficulty in evaluating our prospects.

We began our mortgage operations in October 2000. Our Web site was not identified as "www.royalfinance.com" until January 2001. Accordingly, we have a limited operating history on which you can base your evaluation of our business and prospects.

Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development. These risks include the following:

- our ability to develop further our business model;
- our ability to develop further awareness and loyalty for our services;
- our ability to maintain funding sources for mortgage loans;
- our ability to attract and retain qualified personnel; and
- our ability to anticipate and adapt to the changes in the evolving electronic commerce market.

We may need additional capital in the future and additional financing may not be available.

We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 6 months. However, if economic conditions in the mortgage market improves rapidly, we may need to raise additional capital to fund more rapid expansion, to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies.

We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to effectively execute our business plan.

We will originate and fund fewer mortgage loans if interest rates continue to rise.

Interest rates continued to rise in 1999 and through 2000. In periods of rising interest rates, demand for mortgage loans typically declines. During those periods, our clients and we will likely originate and fund fewer mortgage loans and our revenues will decline.

Demand for refinancing mortgages declines more significantly than for new home purchase mortgages during periods of rising interest rates.

Our gains and losses on sales of mortgage loans in the secondary market are affected by rising interest rates and our hedging strategy may not offset the risk.

Our ability to generate net gains on the sale of loans in the secondary market may be adversely affected by increases in interest rates. Usually, we establish interest rates on the loans at the same time we obtain commitments from the anticipated purchasers of the loans. The mortgage loan purchase commitments we obtain are contingent upon delivery of the loans to the purchasers within specified periods. If we are unable to deliver closed loans on time and interest rates increase, we may experience no gain, or even a loss, on the sale of these loans. We currently do not use derivative financial instruments to hedge these risks and are therefore exposed to losses caused by rising interest rates.

Management employs a hedging strategy to protect us against this risk. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase and we expect to suffer a loss on the sale of those loans, our buying and selling of mortgage-backed securities will offset the loss. An effective hedging strategy is complex and no hedging strategy can completely eliminate our risk. To the extent that we are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the loans we originate, our gains on sales of mortgage loans may be reduced. See also "Disclosures About Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Selling loans in the secondary market could expose us to losses if interest rates decline.

Selling loans to a secondary market investor at a price we agree upon, regardless of whether the loans close involves risk. This strategy potentially generates greater revenue for us because secondary market investors are willing to pay more for this type of commitment. However, it also exposes us to penalties if interest rates decline and borrowers choose not to close on the higher interest rate loans that we promised investors before the decline in interest rates.

Our net interest income may be reduced by fluctuations in intermediate-term and short-term interest rates.

When intermediate-term interest rates approach or sink below short-term interest rates, our net interest income is reduced or we suffer net interest losses. We earn net interest income or suffer net interest losses from the time we fund a mortgage loan until it is delivered to an investor in the secondary market. That time period generally consists of 18-40 days. Whether we earn net interest income or suffer net interest losses depends on the difference between the interest rates on mortgage loans we fund and the interest rates on the money we borrow to fund those mortgage loans.

The interest rates on mortgage loans we fund are affected by intermediate-term rates in the United States. The interest rates on the money we borrow to fund mortgage loans are affected by short-term rates based on the London Interbank Offered Rate (LIBOR). If the intermediate-term rates in the United States approach the LIBOR rate, our net interest income is reduced or we suffer net interest losses.

Fluctuations may occur in our operating results due to seasonality and other factors, any of which may reduce the price of our common stock.

Our revenue is subject to seasonal and other fluctuations. Due to these factors, our operating results during any given period may suffer, which could result in a reduction in the trading price of our common stock.

Home sales typically peak during the spring and fall seasons and decline in the summer and winter. Our operating results may fluctuate significantly as a result of a variety of other factors, many of which are outside our control. These factors include the following:

- a decline in residential home buying that decreases the demand for purchase mortgage loans;
- an increase in interest rates that decreases the demand for refinancing existing mortgage loans; and
- the number of applications generated through our Web site.

Our business may grow significantly and we may have difficulty managing the growth.

We may experience periods of rapid growth that may place a significant strain on our resources. If we fail to manage our growth effectively, the quality of our services will be impaired and our financial performance will suffer.

If we are unable to maintain adequate financing sources, our ability to originate and fund mortgage loans will be impaired and our revenues will suffer.

Our ability to fund mortgage loans depends to a large extent upon our ability to secure financing on acceptable terms. We currently fund most of the loans we originate through large lines of credit known as warehouse lines of credit, or under collateralized loan repurchase agreements. Several commercial banks and institutional investors provide these funding sources. Most of these financing arrangements have one-year terms and some are cancellable by the lenders at any time.

If we are not successful in renewing our borrowings or in arranging new financing with terms as favorable as the terms of our current financing arrangements, we may have to curtail our origination and funding activities, which would reduce our revenue.

All of the financing arrangements we use to fund mortgage loans are subject to financial covenants and other restrictions. Because we are an early stage, we are at times not in compliance with those covenants and restrictions and rely on waivers from the various lenders. If we are unable to operate within the covenants or obtain waivers, all amounts that we owe under the financing arrangements could become immediately payable. The termination of a financing arrangement by a lender, or the acceleration of our debt, would have a significant negative effect on our business.

Additional pricing pressures resulting from increased online competition could reduce our revenues.

Pricing of mortgage loans on the Internet is also highly competitive. Pricing to borrowers involves a number of factors, including the interest rate on the loan, up-front origination fees and processing, underwriting and document preparation fees. Increased competition in the online arena has forced mortgage lenders, including us, to reduce our prices to borrowers, thus reducing revenue.

Our competitors in the mortgage banking market are often larger, more experienced and have greater financial resources than we do, which will make it difficult for us to successfully compete.

We compete with other mortgage banking companies, commercial banks, savings associations, credit unions, insurance companies and other financial institutions in every aspect of our business. Many of these companies and financial institutions are larger, more experienced and have greater financial resources than we do. Accordingly, we may not be able to compete successfully in the mortgage banking market. Our competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies.

A discontinuation or reduction in secondary market programs would hurt our financial performance.

Our ability to sell mortgage loans to institutional investors in the secondary market is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and private mortgage investors. These entities facilitate the sale of mortgage loans and mortgage-backed securities through the secondary market. Any discontinuation of or reduction in the operation of those programs or any significant impairment of our eligibility to participate in those programs would hurt our financial performance. In addition, any significant adverse change in the secondary market level of activity or the underwriting criteria of Fannie Mae, Freddie Mac, Ginnie Mae or other private mortgage investors would reduce our revenues.

If the economy of Florida experiences a downturn, our business may be significantly affected.

Although we expect our mortgage loan business to have a greater national scope in the future, our short-term results of operations and financial condition will be negatively affected by poor economic conditions in Florida, particularly in their residential real estate markets.

If we are unable to comply with mortgage banking rules and regulations, our ability to originate and fund mortgage loans may be restricted.

Our mortgage banking business is subject to the rules and regulations of various federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things, impose licensing obligations on us, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. We also are required to comply with each regulatory entity's financial requirements. If we do not comply with these rules, regulations and requirements, the regulatory agencies may restrict our ability to originate and fund mortgage loans.

We also must comply with state usury laws. If we fail to comply with these laws, the states can impose civil and criminal liability and restrict our ability to operate in those states. In addition, secondary market investors may demand indemnification or require us to repurchase loans sold in the secondary market. We also may be subject to class action lawsuits. Any of these events could impair our ability to originate and fund loans, which would reduce our revenue.

Changes in regulatory requirements or the interpretations of those requirements could increase our costs of doing business or otherwise hurt our financial performance.

Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements could increase our costs of doing business.

Many states prohibit non-employees of a licensed mortgage company from conducting business under that licensed mortgage company's name. Our clients often hire us to provide back office functions, such as processing and underwriting. Because providing these back office services is a relatively new concept in the industry, most state regulations do not specifically address the provision of back office services. As state regulators become more familiar with these practices, it is possible that they may interpret current regulations or enact new regulations to restrict our ability to perform these back office services for our clients, either of which would adversely affect our financial performance.

If we fail to maintain mortgage-banking authority in the states where we do business, we may incur liability.

We are authorized to originate loans for first mortgages on homes in   states. If we fail to maintain our licensing approvals and exemptions in those jurisdictions, we may incur liability and may be unable to transact business in those jurisdictions.

We have authority in seven states to originate loans for mortgages that would be subordinate to first mortgages in a foreclosure proceeding. In those states in which we do not have authority to originate subordinate lien mortgages, or in which our authority to do so is limited, we do not originate subordinate lien mortgage loans. If we were to originate a subordinate lien mortgage loan in a state without authority to do so, we might incur liability.

Some states require us to obtain prior approval before a change of control of our company occurs. As a public company, we may not have advance notice of a change of control occasioned by a stockholder's purchase of our stock in the open market. We also are not able to control who purchases our voting stock in the open market. If any person holding 10% or more of our stock fails to meet a state's criteria, or refuses to comply with state regulatory requirements, we could lose our authority to originate mortgage loans in that state, which could hurt our business, results of operations and financial condition.

Early mortgage loan payment defaults may cause losses.

If borrowers default in the first few months after the loan is originated, we may be required to repurchase those loans from the secondary market investors to whom we sold those loans. We may not be able to resell those loans in the secondary market. Our financial performance may be adversely affected during economic downturns when the frequency of loan defaults tends to increase.

We may be required to repurchase loans or indemnify investors if we breach representations and warranties.

When we sell a mortgage loan to a secondary market investor, we make representations and warranties about characteristics of the mortgage loan, the borrower and the underlying property. If we breach any of these representations and warranties, we may be required to repurchase the loan from the investor or indemnify the investor for any damages caused by the breach.

With some loan sales, we may be required to return a portion of the premium paid by the investor for the loan if the loan is prepaid within the first year after its sale. If we are regularly required to repurchase loans, indemnify investors or return loan premiums, it would have an adverse effect on our financial performance.

A delay in the receipt of services from third parties may reduce our revenues.

We rely on third party sources for some of the information used in the mortgage loan underwriting process, including credit reports, appraisals and title searches. Any interruptions or delays in obtaining these services may cause delays in our processing and closing of mortgage loans, which could create customer dissatisfaction and injure our market position.

Because our executive officers and directors beneficially own a majority of the voting stock, they have the ability to control all matters submitted to stockholders for approval, which will limit your ability to control the company.

Our officers and directors beneficially own or control 3,500,000 shares of common stock, which represents approximately 88.62 % of the outstanding shares of common stock outstanding as of March 31, 2001. As of the date of this Form 10-KSB, if executive officers and directors act together, they will have the ability to control all matters submitted to our stockholders for approval, including (1) the election and removal of directors and (2) any merger, consolidation or sale of all or substantially all of our assets.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its administrative offices at 1481 South Military Trail, Suite 14, West Palm Beach, Fl 33415, telephone (561) 649-3901. This is leased for a term of 24 months, and at present the rent is $2,200 a month. American Florida Realty, a wholly-owned subsidiary, maintains a real estate office in Suite 12 at the same address, telephone (561) 966-7666. The Company has an additional office at 4956-21 Le Chalet Blvd. Boynton Beach, Florida 33436, telephone (561) 735-0711, which serves as a mortgage and real estate sales office. This office is leased for a term of 36 months at a monthly rental of $1,956. We believe that our facilities are adequate for our current needs and anticipated future needs. However, in the near future, the Company expects to open or acquire office facilities in the additional cities in Florida of North Palm Beach, Jupiter, Lake Worth and Boca Raton, in order to support our anticipated growth. This expansion will require us to raise additional capital and/or generate additional revenues.

Prior to the merger and its commencement of its real estate business, the Company’s facilities from 1999 and through November 2000 consisted of approximately 1400 square feet of office space at 6685 Forrest Hill Boulevard, Suite 211, West Palm Beach, Florida 33415. These offices were used for the Company’s then Internet business, operated under the name "GoNetgen.com" which were leased from a non-affiliated party at a monthly rental of $1,200. The Company also leased during 1999 and through March 2000 approximately 2,400 square feet on a month-to-month basis from a non-affiliate at 324 Datura Way, West Palm Beach, FL 33415 for $1,800 per month, which latter premises were used for GoNetgen.com’s marketing activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board market under the symbol "ROYA". As of March 27, 2001, there were fourteen market makers in the Company’s stock. The following information with respect to the high and low market prices was obtained from the Company’s records. Trading the in Company’s shares commenced in December 1999, under the symbol "NTGI" and its shares were quoted under such symbol until November 21, 2000, when the symbol was changed to ROYA as a result of the merger with Royal Finance.

Fiscal Year 1999	High	Low
Fourth Quarter Ending December 31,	$1.12	$1.00

Fiscal Year 2000
First Quarter Ending March 31,	$3.50	$1.00
Second Quarter Ending June 30,	$2.50	$0.87
Third Quarter Ending September 30,*	$1.32	$0.19
Period Ending December 31,	$1.81	$1.12

Fiscal Year 2001
First Quarter Ending March 31,	$3.00	$1.12
(*) During the third quarter of 2000, the Company had a 1 for 30 recapitalization by action of the board of directors.

The Company has approximately 200 common shareholders. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. The Company has never paid cash dividends on its Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of the Company's businesses. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and its subsidiaries and such other factors that the Board of Directors of the Company may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

At the time of the Company's formation in October 1998, we issued 600,000 shares of common stock to Derek Dunn in exchange for $30,700 and services rendered. This transaction was in reliance on Section 4(2) of the Securities Act of 1933 as it did not involve a public offering.

In January 1999, $39,000 of bridge loans were advanced by five (5) lenders ("Lenders"). The Lenders received convertible notes which required the loans be repaid within twelve (12) months or, at the option of the Lenders, be converted into the Company's common shares for a maximum 13,000 shares. On April 2, 1999, the Lenders exercised their conversion rights. This transaction was in reliance on Regulation D, Rule 504.

In January 1999, we engaged U.S. Realty Group, Inc. as a consultant regarding the management and operations of the Company, as well as future financings, and acquisitions. The consultant is to devote up to one day per month at the request of the Company for advice and assistance. In exchange for the consultant's services, we have granted the consultant options to purchase four hundred thousand (13,333) shares of our common stock at a price of $.01 per share. These options were exercised on March 31, 1999. An identical consulting agreement was entered with Fidelity MFG, Inc. for 400,000 options. Fidelity MFG is solely owned by Julien Ferretti, the Company's board chairman. We also issued Mr. Ferretti an additional 30,000 options exercisable at $.01 per share, upon joining the Company. These options were exercised on April 2, 1999. These transactions were in reliance on Regulation D, Rule 504.

On March 25, 1999, we commenced a private placement of 7,833 Units, Each Unit consists of one (1) share of common stock, $.01 par value, and one (1) redeemable Warrant, which when exercised entitles the holder to one (1) share of common stock at an exercise price of one ($1.00) dollar, subject to adjustment under certain circumstances. The Warrants are redeemable by the Company at any time after one year from July 23, 2000, on thirty (30) days written notice (which notice may not be given prior to the one year period) at a price of $.0001 per Warrant, subject to prior exercise, should the common stock trade at a closing bid price of at least three ($3.00) dollars per share for twenty (20) consecutive trading days. The Warrants may not be exercised for one (1) year from July 23, 2000, and shall expire on or before the close of business two (2) years thereafter, July 23, 2002, unless extended. This private placement was in reliance on Regulation D, Rule 504.

On April 5, 1999, the Company issued B Warrants in the following amounts at $0.01 per warrant and for services rendered to the Company, in reliance on Regulation D, Rule 504: David Brandes 10,000, E-Z Mortgage Finance Co. 10,000, Julian Ferretti 8,333, Doug Meyers 1,666 and Sherri Simpson 1,666.

In January 2000, the Company authorized and issued 1,000 shares of Class A Preferred Stock at $10 par value. Each share of Class A Preferred Stock has one vote for every 3,000 shares of Common Stock. The Preferred Stock is non - participating with respect to dividends.

The Chief Financial Officer received an additional 500 shares in exchange for services. Compensation of $15,000 based on the private placement value of $1 each share at the time have been recorded in these financial statements as consulting fees.

In March 2000, the Company entered into an agreement with a consultant and issued 26,667 shares. Valued at the private placement offering.

In March and June 2000, the Company raised an additional $60,000 in private placement by selling 2,000 shares of common stock.

In June 2000, the Company issued 667 shares to a consultant in exchange for services rendered at the private placement offering of $1 per share.

In July 2000, various consultants exercised their options to purchase a total of 21,513 shares in lieu of compensation at the private placement offering of $1 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

Effective October 20, 2000, Royal Finance Inc., a privately held entity combined its operations into a publicly held corporation gonetgen.com. This business combination was accounted for as an equity transaction and not as a merger. In addition, this transaction was accompanied by a reserve stock recapitalisation of 1 for 30. In conjuction with this business combination, the Company discontinued its internet related business.The net assets of the web business were immaterial at the time of the discontinuation. See also note B to the notes to the consolidated financial statements.

The Company is a holding company, which currently has one wholly owned operating subsidiary. We own all outstanding shares of American Florida Realty, a licensed real estate corporation. American Florida Realty is a wholly owned subsidiary of the Company. In addition to its conventional real estate brokering business, we also utilize American Florida Realty for providing additional services to real estate foreclosures. The company plans on opening addition's real estate offices or acquire existing real estate offices. By increasing the number of real estate outlets, the company will capitalize on the revenue sharing structure it has created. An example of this would be referring a mortgage to Royal Finance in addition Royal Finance would refer a title policy to American Title Service. This cross selling strategy will increase the company revenues while at the same time keep expenses down.

The Company is a rapidly growing mortgage business engaged in originating, purchasing and selling conventional loans on properties through its finance divisions. We operate primarily in the State of Florida. Our business strategy is to increase the volume of our loan origination's, purchase and selling conventional loans on properties. We are a leading mortgage business in Palm Beach County in originating mortgage loans. Through a sales force of approximately 35 mortgage broker associates and loan officers, we solicit mortgage loans from real estate agents and builders.

We intend to grow through the acquisition of additional and complimentary businesses, which can be acquired at reasonable earnings multiples and present opportunity for growth and profitability through the application of improved access to financing and management expertise by utilizing synergistic relationships. We intend to consolidate existing mortgage brokers, title insurance and real estate offices in the South Florida area. The average real estate office is typically a four-person operation, without proper funding for advertising or expansion. It is the Company's intent to retain all essential personnel and consolidate to a central location.

Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the expected and projected growth in earnings and cash flows are attainable and consistent with the required return on equity (ROI) and total return to investors (ROIC), and that management is capable of developing the growth of operations.

The Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its common stock and other forms of financing as the consideration to be paid.

In the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company may be required to seek other forms of financing in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional equity or debt financing.

New Accounting Pronouncements

Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for the fiscal year ended December 31, 2000. The Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Consolidated Results of Operations

Year Ended December 31, 2000

Our revenues for the year ended December 31, 2000 were $522,015 as compared to no revenues for the period ended December 31, 1999. Our Selling and General and Administrative expenses during the year ended December 31, 2000 were $3,905,235. This includes expenses for non-cash compensation of services provided of $1,530,400. Our loss from continuing operations for the year ended December 31, 2000 $3,383,220. We had a net loss of $4,917,519 for the year ended December 31, 2000. This resulted in a loss per share of $1.45 or $1.0 from continuing operations and a loss per share of $.45 from discontinuing operations. Our net loss per share for the year ended December 31, 1999 was $.86.

Liquidity and Capital Resources

Total assets at December 31, 1999, were $12,922 as compared to $49,210 at December 31, 2000. The increase was mainly due an increase in receivables and property and equipment.

Total liabilities at December 31, 1999 were $12,000 compared to $24,024 at December 31, 2000.  Our liabilities at December 31, 2000 consisted of accounts payable and accrued expenses.

Cash flows used by operating activities during 1999 was $250,103 compared to 34,089 during 2000. The declining cash flows used by operating activities was principally due to two non-cash transactions.

Cash flows used by investing activities were $15,376 in 1999 compared to $40,445 used in 2000.

Cash flows provided by financing activities were $265,700 in 1999 compared to $75,000 in 2000. This decrease is primarily due to a reduction in the sale of stock for cash in 2000. The Company received proceeds from the sale of common stock of $60,000 and the sale of preferred stock of $15,000. See also note H to the notes to the consolidated financial statements.

Our plan to hopefully generate increased sales and achieve profitability, of which there can be no assurance, anticipates the establishment and expansion of our marketing operation.

There can be no assurance that this goal will be timely achieved, if at all. Currently, we have established our marketing in the West Palm Beach area.

ITEM 7. FINANCIAL STATEMENTS.

ROYAL FINANCE INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

MARK ESCOFFERY, P.A.
Certified Public Accountant
4241A Northlake Boulevard
Palm Beach Gardens, FL 33410

INDEPENDENT AUDITOR'S REPORT
To the Board of Directors
Royal Finance, Inc.
West Palm Beach, FL 33401

I have audited the accompanying Consolidated Balance Sheets of Royal Finance, Inc. as of December 31, 2000 and 1999, and related Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 2000 and from October 22, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's Management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Finance, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from October 22, 1998 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE J to the financial statements, the Company has suffered substantial losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in NOTE J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Palm Beach Gardens

Florida

March 27, 2001

Royal Finance, Inc.
Consolidated Balance Sheets December 31, 2000 and 1999

ASSETS	2000	1999
Current Assets
Cash	$687	$221
Commission Receivable	14,939	-
Total Current Assets	15,626	221

Property and Equipment, Net	30,884	10,701
Deposits	2,700	2,000

TOTAL ASSETS	$49,210	$12,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses	$24,024	$12,000

TOTAL CURRENT LIABILITIES	$24,024	$12,000

Preferred Stock $10 par value 1,000 shares authorized, issued
and outstanding	10,000	-
Common Stock, $.01 par value 10,000,000 shares authorized 3,403,045 shares issued and outstanding in 2000 and 4,510,000 issued and outstanding in 1999	34,030	45,000
Additional Paid-In Capital	7,468,453	2,525,600
Accumulated Deficit during Development Stage	(7,487,297)	(2,569,778)

Total Stockholders' Equity	25,186	922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,210	$12,922
See Notes to Financial Statements

Royal Finance, Inc.
Consolidated Statements of Operation Year Ended December 31, 2000 and from October 22, 1998 (Inception) to December 31, 1999
	For the Year Ended 12/31/00		For the Year Ended 12/31/99

Commission Income	$522,015		$-
	522,015

Selling and General and Administrative	(3,905,235)		-
Loss from Continuing Operations	3,383,220		-
Loss from Discontinued Operations	1,534,299		-

Net Loss	$4,917,519		$2,569,778

Loss Per Common Share-Basic and Diluted from:
Continued Operations	$(1.00)	$
Discontinued Operations	$(0.45)	$
Net Loss	$(1.45)		$(0.86)
Weighted Average Shares Outstanding	3,378,544		3,000,000
See Notes to Financial Statements

Royal Finance, Inc.
Statement of Stockholders' Equity
Year Ended December 31, 2000 and from October 22, 1998 (Inception) to December 31, 1999

	Preferred Stock		Common stock		Additional Paid-In Capital	Accumulated Deficit during Dev. Stage	Total
	Shares	Amount	Shares	Amount
Issuance of stock at inception			600,000	6,000	24,700	-	30,700
Stock restated at inception			2,700,027	27,000	3,309,383	-	3,336,383

Net Loss	-	-	-	-	-	(27,200)	(27,200)
Balance at 12/31/1998			3,300,027	33,000	3,334,083	(27,000)	(27,000)

Debt converted to common stock			13,000	130	389,870	-	390,000

Stock Options Exercised			27,667	277	829,723	-	830,000

Stock Issued as Compensation for Service			1,500	15	44,985	-	45,000

Common Stock Issued for Private Placement			7,833	78	234,922	-	235,000

Stock Warrants issued as compensation			-	-	1,040,000	-	1,040,000

Net Loss			-	-	-	(2,542,578)	(2,542,578)
Balance at 12/31/1999			$3,350,027	$33,500	$5,873,583	$(2,569,778)	$3,337,305

Preferred stock issued	1,000	10,000			5,000		15,000

Stock Issued as Compensation for Service			28,833	288	864,712	-	865,000

Common Stock Issued for Private Placement			2,000	20	59,980	-	60,000

Stock Issued as Compensation for Service			667	7	19,993	-	20,000

Stock Warrants issued as compensation			21,513	215	645,185		645,400

Net Loss						(4,917,519)	(4,917,519)
Balance at 12/31/2000	1,000	$10,000	$3,403,045	$34,030	$7,468,453	$(7,487,297)	$25,186
See Notes to Financial Statements

Royal Finance
Consolodated Statement of Cash Flows
Year Ended December 31, 2000 and From October 22, 1998 (Inception) Trough December 31, 1999

	For the Year Ended 12/31/2000	For the Year Ended 12/31/1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,917,519)	$(2,569,778)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation	3,759	2,675
Loss from sale of Securities	4,627	-
Convertible Debt	-	390,000
Stock Options issued as compensation	-	830,000
Compensation for services	1,530,400	45,000
Stock warrants issued as compensation	-	1,040,000
Stock Recapitalization	3,347,559	-

Changes in operating assets and liabilities:
Increase (Decrease) in Communications receivable	(14,939)	-
Increase in Accounts Payable and Accrued Expenses	12,024	12,000
NET CASH USED OF OPERATING ACTIVITIES	(34,089)	(250,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Securities	(145,891)	(2,000)
Proceeds from Sale of securities	(141,264)	-
Purchase of Property & Equipment	(35,118)	(13,376)
Deposits	(700)	(2,000)
NET CASH USED FOR INVESTING ACTIVITIES	(40,445)	(15,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Cash	60,000	265,700
Preferred Stock Issued for Cash	15,000	-
Proceeds From Loans	-	39,000
Conversion of Loans	-	(39,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	265,700

NET INCREASE IN CASH	466	221
CASH AT BEGINNING OF PERIOD	221	-

CASH AT END OF PERIOD	$687	$221

SUPPLEMENTARY DISCLOSURES OF CASH FLOWS INFORMATION:
Conversion of Loan	-	$39,000
See Notes to Financial Statements

ROYAL FINANCE, INC.
Year Ended December 31, 2000 and from October 22, 1998 (Inception) through December 31, 1999
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Florida on October 22, 1998 and changed its name from GoNetgen.COM to Royal Finance, Inc. in October 2000 when it entered into a business combination agreement.

From October 22, 1998 to October 2000 the operations of the Company were devoted primarily to developing a corporate web site, raising capital, obtaining financing, marketing and administrative functions.

From October 2000 the Company operates as a mortgage broker. It is a loan correspondent for closing Federal Housing Agency (FHA) loans and is also licensed as a loan correspondent in the State of Florida.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Use of Estimates

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated, using the straight-line method, over their estimated useful lives of the assets.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair value of the Company's financial instruments, consisting of commissions receivable and accounts payable, approximate their carrying value.

Loss Per Share

Basic loss per share from continuing operations, discontinued operations and net loss is computed by dividing the loss from continuing operations, discontinued operations and net loss by the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not calculated as the net effect would be anti-dilutive.

NOTE B - BUSINESS COMBINATION

Effective October 20, 2000, Royal Finance Inc., a privately held entity combined its operations into a publicly held corporation GONETGEN.COM. The business combination was accounted for as an equity transaction and not as a merger. The surviving entity changed its name to Royal Finance, Inc.

At the time of the business combination a reverse stock recapitalization was effectuated and each Stockholder in GONETGEN.COM received one share of Common Stock for every 30 shares of Common Stock held prior to the business combination. The Stockholders in Royal Finance, Inc. prior to the transaction were issued one share of Common Stock for every two shares held. This amounted to 80% of the Company.

In conjunction with the business combination, the Company discontinued its internet design of web and image sites products and custom software as of October 20, 2000. The net assets of the web business were immaterial at the time of discontinuance. The following represents the data on the discontinued operation.:

NOTE B - BUSINESS COMBINATION (Continued)

	2000	1999
Revenues	$87,339	$37,856
Loss from Discontinued Operation	$1,534,299	$2,569,778

Prior period financial statements have been retroactively restated, for the stock, for the recapitalization and the discontinued operations.

NOTE C - PROPERTY AND EQUIPMENT
	2000	1999
Furniture, Fixtures & Equipment	$30,033	$ 1,104
Computer Equipment	5,086	12,272
	35,119	13,376
Less: Accumulated Depreciation	4,235	2,675
	$30,884	$10,701

NOTE D - STOCKHOLDERS' EQUITY

The Company was capitalized initially with a $30,700 investment from its Founder and Sole Stockholder at October 22, 1998.

In January 1999, loans of $39,000 were obtained from five non affiliated lenders for working capital purposes. The lenders received convertible notes which required the loans to be repaid within twelve months or at the option of the lenders, to be converted into 13,000 shares of common stock. The lenders exercised their options. The shares were valued at a price equivalent to a subsequent private placement.

NOTE D - STOCKHOLDERS' EQUITY (Continued)

In January 1999, the Company granted a consultant options for 13,333 shares at an option price of $1 per share for services rendered. The shares were valued at $1 per share based upon the price paid in a subsequent private placement. Consulting fees expensed relating to these options were $400,000 for the period ended December 31, 1999.

The Company entered into a consulting agreement with a company controlled by the Chairman of the Board of Directors. The agreement granted that Company options of 13,334 shares of common stock. In addition, the Chairman received an option to purchase 1,000 shares on joining the company. The consulting expenses relating to exercising the options relating to the shares and the warrants have been accounted for at the market value determined at the time of the contract at approximately $430,000 for the period to December 31, 1999.

In April 1999, the Company authorized 2,000 shares to be issued to the Chief Financial Officer in exchange for services rendered under a one year employment agreement. At December 31, 1999, 1,500 shares had been issued to the Chief Financial Officer and compensation of $45,000 for these services, based on the market value of the shares at the time, has been recorded in the financial statements as consulting fees.

In March and July 1999, private placement offerings were completed and $235,000 was raised by selling 7,833 units containing one share of common stock, and one redeemable warrant (A). The warrants are redeemable by the Company at any time after one year from July 23, 2001, at a price of $.0001 per warrant, subject to prior exercise, should the common stock trade at a closing bid price of at least $3 per share for twenty consecutive trading days. The warrants may not be exercised July 23, 2001 and expire on the close of business two years thereafter, July 23, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE D - STOCKHOLDERS' EQUITY (Continued)

During 1999 the Company issued a total of 2,000,000 B Warrants to purchase common stock at $.03. At December 31, 1999 the Company had issued 34,667 B Warrants and $1,040,000 was expensed. These Warrants were issued to the Chairman and consultants for their services. The warrants were valued using the private placement price of $1.

In January 2000, the Company authorized and issued 1,000 shares of Class A Preferred Stock at $10 par value. Each share of Class A Preferred Stock has one vote for every 3,000 shares of Common Stock. The Preferred Stock is non - participating with respect to dividends.

Form S-8 also provided for the issuance of 1,667 shares to the Company's Corporate Securities Counsel in consideration for continuing services in connection with the preparation and review of all corporate securities filings with the Securities and Exchange Commission and such other contracts and agreements between the Company and third parties as were requested.

An expense of $50,000 was charged to expenses in these financial statements.

The Chief Financial Officer received an additional 500 shares in exchange for services. Compensation of $15,000 based on the private placement value of $1 each share at the time have been recorded in these financial statements as consulting fees.

In March 2000, the Company entered into an agreement with a consultant and issued 26,667 shares. An expense related to these shares of $800,000 was expensed in these financial statements. Valued at the private placement offering.

In March and June 2000, the Company raised an additional $60,000 in private placement by selling 2,000 shares of common stock.

NOTE D - STOCKHOLDERS' EQUITY (Continued)

In June 2000, the Company issued 667 shares to a consultant in exchange for services rendered. Expenses related to the issuance of these shares have been accounted for at the private placement offering of $1 per share.

In July 2000, various consultants exercised their options to purchase a total of 21,513 shares in lieu of compensation. The expenses related to the exercise of the options have been accounted for at the private placement offering of $1 per share.

NOTE E - ACQUISITION

The Company acquired its wholly owned subsidiary in January 2000 at a price which was $5,844 less than the net assets acquired. This difference was applied by reducing the carrying value of the Subsidiary's property and equipment.

NOTE F - INCOME TAXES

At December 31, 2000, the Company had available a net operating loss carryforward of approximately $7,500,000 which can be applied against taxable income through 2015. The tax effect of the operating loss carryforward is approximately $2,850,000 and a full valuation allowance due to the uncertainty of its recognition has been provided.

NOTE G - OPERATING LEASE

The Company leases its office facilities under a two year lease agreement which expires in February 2002. Total rent expense for the year ended December 31, 2000 was $17,652 and the period ended December 31, 1999 was $14,400.

Future minimum lease payments are approximately as follows:

2001	$15,000
2002	8,000
$23,000

NOTE H - SUBSEQUENT EVENTS

In March 2001, the Company raised an additional $50,000 by selling 100,000 shares of Common Stock. The stock was purchased by an employee. In addition the employee was given options to purchase 100,000 shares at $1; 100,000 shares at $1.50 and 100,000 shares at $2. The options are exercisable until February 15, 2002. The sale of the Common Stock was made at a price approximately $.75 lower than the price the Company's stock was trading.

In March 2001 the Company adopted a non-qualified stock option plan and agreement for employees, officers, directors and consultants for an aggregate of up to one million shares of the Company's Common Stock.

In addition, the Company intends to issue 100,000 shares of Common Stock to the family of the former Chairman of the Board of Directors.

NOTE I - CONTINGENCY

As a loan correspondent with Housing and Urban Development (HUD) the Company is required to maintain certain financial ratios, a net worth of $50,000 and liquid assets of 20% of net worth. The Company did not achieve these ratios as at December 31, 2000. However, there was an inflow of cash in March 2001 (see Subsequent Events, NOTE H) of $50,000 which allowed the Company to achieve both financial ratios as of March 31, 2001.

NOTE J - GOING CONCERN

As shown in the accompanying financial statements the Company has suffered substantial losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has projected that the Company will generate significant revenue in 2001 and subsequent years because it has changed the direction of the business.

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

Position with

Name	Age	Position with the Company	Term
Douglas Meyers	44	C.E.O, Chairman	1999-2002
Martin P. Bolodian	39	President, Director	1999-2002
Eric Anderson	47	Vice-President	1999-2002
Lisa Wilde	38	Secretary, Director	1999-2002
Leon Wilde	40	CFO, Director	1999-2002

Directors serve for a term of three (3) year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. Each of the officers serves at the discretion of the Board of Directors.

Douglas Meyers

Mr. Meyers has been an Officer and Director of the company since inception. Prior to Royal Finance becoming a publicly traded company, Mr. Meyers served on the Board of Periotec. Inc., as acting President. Mr. Meyers has been a private Real Estate Investor for more than 10 years. Mr. Meyers was an owner in a manufacturing mirror company in 1982. He graduated from Fairleigh Dickinson University Magna Cum Lauda in 1978.

Martin P. Bolodian

Mr. Bolodian became a Director and President of the company in September 1999. Mr. Bolodian is a licensed mortgage broker with Royal Finance and holds an inactive series 7 securities license, From January 1998 to September 1999, Mr. Bolodian was a loan officer at Mortgage Express. From 1985 to 2000 Mr. Bolodian was an Investment Consultant for such firms as Sterling Financial Group, Josephthal and Co., Dean Witter and Lehman Brothers, to name a few, where he provided public and private financing to companies. In 1964 Mr. Bolodian graduated from Bentley College, Waltham M.A. with a B.S. in Marketing-Management. Mr. Bolodian was also an Officer in a family-owned jewelry business.

Eric Anderson

Mr. Anderson became an Officer of the Company in October 1998. Mr. Anderson has been a mortgage broker registered with the State of Florida since 1990. Mr. Anderson has been and is presently employed as a mortgage broker with Royal Finance since February 1998. Prior to that time, between March 1995 and February 1998, he was employed as a mortgage broker with City Mortgage in Palm Beach Gardens, Florida. Mr. Anderson also holds real estate license in both Colorado and Florida. Mr. Anderson has ten (10) years experience in the mortgage brokerage industry. Mr. Anderson filed a personal bankruptcy petition in June 1997 and was discharged in October 1997.

Lisa Wilde

Lisa Wilde has been an Officer and Director since inception. Mrs. Wilde has been a licensed Real Estate Agent since August 1994 and currently is the President of American Florida Realty. Mrs. Wilde was employed as an Agent for American Investors/ Keller Williams Realty. Prior to this Mrs. Wilde had worked in the customer relations department at MTS Systems Corp. (NY) for eight (8) years. Mrs. Wilde is the wife of Leon Wilde.

Leon P. Wilde

Mr. Wilde became the Chief Financial Officer of the company in October 2000. Mr. Wilde is a Certified Public Accountant, holding certifications in both New York and Florida. He has operated his own public accounting firm, Leon P. Wilde, CPA, Inc., in Florida since 1993. From September 1989 to January 1993 he worked as an accounting manager at a Florida public accounting firm. Prior to this he worked as a Senior Accountant at a New York public accounting firm from June 1984 to August 1989. Mr. Wilde earned a Bachelor of Business Administration degree from Pace University in Pleasantville, New York. Mr. Wilde is the husband of Secretary Lisa Wilde.

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

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Douglas Meyers, C.E.O, Chairman	2000	0	0	0	0	50,000(1)	0	0
Martin P. Bolodian, President, Director	2000	0	0	0	0	50,000(1)	0	0
Eric Anderson, Vice-President	2000	0	0	0	0	50,000(1)	0	0
Lisa Wilde, Secretary, Director	2000	0	0	0	0	50,000(1)	0	0
Leon P. Wilde CFO, Director	2000	0	0	0	0	50,000(1)	0	0
(1) The Option were granted for services rendered at an exercise price of $1.00 and expire in September 2003

The Company entered into a three year employment agreement with each of its officer executive officer. Officers and Directors currently receive no cash compensation for their services in that capacity. Reasonable out of pocket expenses may be reimbursed to directors in connection with attendance at meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2000, with respect to the number of shares of Common Stock (the only class of stock issued by the Company) beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's Common Stock. The Company has no other class of voting stock outstanding.

The Company is not aware of any arrangement, which might result in a change in control in the future.
Name and Address of Beneficial Owner	Number of Shares Held	Percentage
Martin P. Bolodian, 1481 S Military Trail #14, West Palm Beach, FL 33415	250,000(*)	7.14
Eric Anderson, 1481 S Military Trail # 14, West Palm Beach F1 33415	250,000(*)	7.14
Lisa Wilde, 1481 S Military Trail # 14, West Palm Beach Fl 33415	250,000(*)	7.14
Doug Meyers, 1481 S Military Trail # 14, West Palm Beach Fl 33415	1,150,000(*)	32.86
Sherry Muller, 1481 S Military Trail # 14, West Palm Beach Fl 33415	1,000,000	28.57
Derek Dunn, 1481 S Military Trail #14, West Palm Beach Fl 33415	250,000	7.14
Jeanette Dunn, 1111 New Park View Drive, West Palm Beach 33415	350,000	10.00
All Executive Officers, Directors and 5% Beneficial Owners as a Group	3,500,000	88.62
(*) Includes 50,000 options granted based on the Company's stock option plan.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon its review of the copies of such reports received from officers, directors and greater than ten percent shareholders, the Company reports the following failures to file reports under Section 16(a) of the Exchange Act:

Name of Officer/Director	Forms Not Filed
Martin P. Bolodian,	Forms 3 and 4
Eric Anderson	Forms 3 and 4
Lisa Wilde	Forms 3 and 4
Doug Meyers	Forms 3 and 4
Sherry Muller	Forms 3 and 4
Derek Dunn	Forms 3 and 4
Jeanette Dunn	Forms 3 and 4

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued the following restricted shares of common stock officers, directors, key employees and affiliates. See the discussion under Items 10 and 11 above with respect to the grant of options.

Martin P. Bolodian, 1481 S Military Trail #14, West Palm Beach, FL 33415	200,000
Eric Anderson, 1481 S Military Trail # 14, West Palm Beach F1 33415	200,000
Lisa Wilde, 1481 S Military Trail # 14, West Palm Beach Fl 33415	200,000
Doug Meyers, 1481 S Military Trail # 14, West Palm Beach Fl 33415	1,000,000
Sherry Muller, 1481 $Military Trail # 14, West Palm Beach Fl 33415	1,000,000
Derek Dunn, 1481 S Military Trail #14, West Palm Beach Fl 33415	250,000
Jeanette Dunn, 1111 New Park View Drive, West Palm Beach 33415	350,000

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3(i)	Articles of Incorporation (filed as an exhibit to Form 10-SB/12g on June 9, 1999)
3(i)	Articles of Amendment to Articles of Incorporation (filed as an exhibit to Form 10-SB/12g on June 9, 1999)
3(ii)	By-laws (filed as an exhibit to Form 10-SB/12g on June 9, 1999)
4.1	Royal finance Inc., Employee Stock Option Plan 2001 filed as an exhibit to Form S-8 on March 5, 2001, File No. 0-26307

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Finance Inc., a Florida Corporation

Date: March 31, 2001

/s/ Martin Bolodian, President

Chief Executive Officer

EXHIBIT 99 (i)

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Royal Finance, Inc. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following: