Form 10QSB
period 2001-03-31
ROYAL FINANCE INC
filed 2001-05-03
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Royal Finance, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1481 South Military Trail, Suite 12, West Palm Beach, Fl	33415
(Address of principal executive offices)	(Zip Code)

561-649-3901
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
Common Stock, $.01 par value 3,503,045 shares outstanding as of April 30, 2001.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	4

Royal Finance, Inc.
Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
(Unaudited)

		March 31		December 31
ASSETS		2001		2000
Current Assets	$		$
Cash		31,433		687
Commission Receivable		14,796		14,939
Loans Receivable		1,350		-
Total Current Assets		47,579		15,626

Property and Equipment, Net		29,134		30,884
Deposits		2,950		2,700

TOTAL ASSETS		$79,663		$49,210

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses		$18,898		$24,024

TOTAL CURRENT LIABILITIES		$18,898		$24,024

Preferred Stock $10 par value 1,000 shares authorized, issued
and outstanding		10,000		10,000
Common Stock, $.01 par value 10,000,000 shares authorized 3,503,045 shares issued and outstanding March 31, 2001and 3,403,045 issued and outstanding at December 31, 2000		35,030		34,030
Additional Paid-In Capital		7,592,453		7,468,453
Accumulated Deficit		(7,554,718)		(7,487,297)
Less: Treasury Stock, at cost, 900,000 shares		(22,000)		-

Total Stockholders' Equity		60,765		25,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$79,663		$49,210
See Notes to Financial Statements

Royal Finance, Inc.
Consolidated Statements of Operation for the three months ended March 31, 2001 and March 31, 2000
(Unaudited)
	For the months ended March 31, 2001	For the months ended March 31, 2000
Revenues
Commission Income	$211,293	$0
	211,293
Expenses
Selling, General and Administrative	278,714	0
Loss from Continuing Operations	278,714	0
Loss from Discontinued Operations	0	876,263

Net Loss	$(67,421)	$(876,263)

Loss Per Common Share-Basic and Diluted from:
Continued Operations	$(0.02)	$0.00
Discontinued Operations	$(0.00)	$(0.86)
Net Loss	$(0.02)	$(0.86)
Weighted Average Shares Outstanding	3,453,045	3,000,000
See Notes to Financial Statements

Royal Finance
Consolidated Statement of Cash Flows
For the three months ended March 31, 2001 and March 31, 2000
(Unaudited)
		For the months ended March 31, 2001	For the months ended March 31, 2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$	$(67,421)	$0
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation		1,750	669
Compensation for services		75,000	865,000

Changes in operating assets and liabilities:
Increase (Decrease) in Communications receivable		143	0
Increase (Decrease) in Accounts Payable and Accrued Expenses		(5,126)	(4,000)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES		4,346	861,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Loss from Discontinued Operations		0	(876,263)
Deposits		(250)	0
Loans Receivable		(1,350)	0
NET CASH USED FOR INVESTING ACTIVITIES		(1,600)	(876,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		50,000	25,000
Issuance of common stock		0	15,000
Treasury Stock Purchase		(22,000)	0
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES		28,000	40,000

NET INCREASE IN CASH		30,746	25,406
CASH AT BEGINNING OF PERIOD		687	221
CASH AT END OF PERIOD		$31,433	$25,627

See Notes to Financial Statements

ROYAL FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2001 and March 31, 2000
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Florida on October 22, 1998 and changed its name from GoNetgen.com, Inc. to Royal Finance, Inc. in October 2000 when it entered into a business combination agreement.

From October 22, 1998 to October 2000 the operations of the Company were devoted primarily to developing its own web site, designing, creating and marketing Internet web and image sites for corporate and individual clients, and custom software. Effective January 2000 the Company's shares became subject to quotation on the OTC:BB under the symbol "NTGI". Following the business combination with Royal Finance and the change in its name, the symbol was changed to "ROYA".

From October 2000 the Company operates as a mortgage broker, originating mortgage loans through its retail facility and over its website, it lists, sells, leases and manages commercial and residential properties and issued title insurance. It is a loan correspondent for closing Federal Housing Agency (FHA) loans and is also licensed as a loan correspondent in the State of Florida.

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

NOTE B - BUSINESS COMBINATION

Effective October 20, 2000,   GoNetgen.com, Inc. entered into a business combination with Royal Finance Inc., which was a privately-held Florida corporation.  The business combination was accounted for as an equity transaction and not as a merger.  GoNetgen.com, Inc. changed its name to Royal Finance, Inc. following the business combination.

At the time of the business combination the shares of common stock of  GoNetgen.com, Inc. were subject to a   one for thirty reverse share recapitalization. The shareholders in Royal Finance, Inc. prior to the transaction were issued one share of the Company's common stock for every two shares of Royal Finance owned. The former shareholders of Royal Finance, the private company, were issued a total of approximately 89% of the issued and outstanding shares of the Company pursuant to the business combination as adjusted for the reverse share recapitalization.

In conjunction with the business combination, the Company discontinued its Internet design of web and image sites products and custom software as of October 20, 2000. The net assets of the web business were immaterial at the time of discontinuance. The following represents the data on the discontinued operation.:

March 31, 2000
Revenues	$5,750
Loss from Discontinued Operation	$(876,263)

Prior period financial statements have been retroactively restated, for the stock, for the recapitalization and the discontinued operations.

NOTE C - PROPERTY AND EQUIPMENT
	March 31, 2000	December 31, 2000
Furniture, Fixtures & Equipment	$30,033	$30,033
Computer Equipment	5,086	5,086
	35,119	35,119
Less: Accumulated Depreciation	5,985	4,235
	$29,134	$30,884

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

In January 2000, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to provide for the issuance of 560,000 shares to individuals who provided bona fide services to the Company, including officers, employees, a consultant and counsel to the Company.

In March and June 2000, the Company raised an additional $60,000 in private placement by selling 2,000 shares of common stock.

In June and July 2000, various consultants exercised their options to purchase a total of 22,189 shares in lieu of compensation. The expenses related to the exercise of the options have been accounted for at the price of the Company's private placement offering of $1 per share.

In March 2001, the Company adopted a 2001stock option plan and agreement for employees, officers, directors and consultants for an aggregate of up to one million shares of the Company's Common Stock. The Company in March 2001 under its 2001 employee stock option plan granted an employee options to purchase 100,000 shares at $.50 per share. The employee exercised the option and paid the exercise price of  $50,000 for 100,000 shares of Common Stock. The Company's employees were also granted additional options to purchase 100,000 shares at $1.00 per share, 100,000 shares at $1.50 per share and 100,000 shares at $2.00 per share. The options are exercisable until February 15, 2002.As a result of the fact that the option exercise price for the initial 100,000 shares was at a price approximately $.75 lower than the average of the bid and asked price the Company's shares at the date(s) of exercise,  $75,000 was expensed in the Consolidated Statement of Operations for the period ended March 31, 2001.

In March 2001, the Company purchased 900,000 shares of restricted common stock from its former principal shareholders, officers and directors who had been involved in its discontinued Internet operations for $22,000.

NOTE  E - INCOME TAXES

At March 31, 2001, the Company had available a net operating loss carryforward of approximately $7,500,000 which can be applied against taxable income through 2015. The tax effect of the operating loss carryforward is approximately $2,850,000 and a full valuation allowance due to the uncertainty of its recognition has been provided.

NOTE  F - OPERATING LEASE

The Company leases its office facilities under a two year lease agreement which expires in February 2002. Total rent expense for the year ended December 31, 2000 was $17,652 and the period ended March 31, 2001 was $12,388.

Future minimum lease payments are approximately as follows:

2001	$49,550
2002	$8,258

NOTE G - SUBSEQUENT EVENTS

The Company intends to issue 100,000 restricted shares  to the family of the late Chairman of the Board of Directors.

In April 2001, the Company filed registration statement on Form S-8 with the Securities and Exchange Commission pursuant to which it  issued  26,000 shares to executive officers and employees for bona fide services to the Company and registered 100,000 shares for employees under its 2001 stock option plan, with 50,000 shares exercisable at $1.00 per share and 50,000 shares exercisable at $1.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Effective October 20, 2000, the Company, which was formerly named GoNetgen.com, Inc., entered into a business combination with Royal Finance, Inc., a privately-held entity organized under the laws of Florida engaged in the mortgage finance business and related real estate business. The Company is sometimes referred to herein as "we", "us", or "our", as the case may be. In connection with the business combination transaction, GoNetgen.com, Inc. changed its name to Royal Finance, Inc. This business combination was accounted for as an equity transaction and not as a merger, and Royal Finance, Inc. became a wholly-owned subsidiary of the Company.

Pursuant to our business combination, we divested our former Internet related business to our former principal shareholders officers and directors, who resigned their positions with the Company. At the date of such divestiture, the net assets and operations were of our former Internet business was immaterial. See also Note B to the Notes to Consolidated Financial Statements.

In connection with the business combination transaction, the shares of the Company's common stock were subject to a reverse stock recapitalization of 1 for 30 and the symbol for the Company's shares on the OTC:BB was changed to from "NTGI" to "ROYA".

We also own all outstanding shares of American Florida Realty, Inc. a licensed real estate broker, which is a wholly-owned subsidiary of Royal. In addition to our conventional real estate brokering business, we also utilize American Florida Realty for providing additional services to real estate foreclosures. Part of our business plan is to open additional real estate offices or acquire existing real estate offices from third parties. We are an increasing presence in the mortgage business in Palm Beach County, State of Florida, in originating mortgage loans through our sales force of approximately 35 mortgage broker associates and loan officers.

It is our present intention  to finance future acquisitions, if any, by using our shares. In the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our shares as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to maintain our acquisition program. Further, we are dependent upon our officers, employees and consultants accepting shares in lieu of cash compensation because of limited cash flow from operating activities.

Consolidated Results of Operations

During the three month period ended March 31, 2001, we had revenues of $211,293, compared to no revenues during the three-month  period of the prior year. We had a net loss of $67,421 ($.02 per share) for the three-month period ended March 31, 2001 compared to a net loss of $876,263 ($.86 per share) for the three month period ended March 31, 2000. The net loss incurred during the three-month period ended March 31, 2000 was principally due to our loss from discontinued operations.

Liquidity and Capital Resources

At March 31, 2001 we had current assets of $47,579, compared to current assets of $15,626 at December 31, 2000. The increase in current assets is mainly attributable to an increase in our cash position. We had non-current assets (property, equipment and deposits) of  $32,084 at March 31, 2001, compared to $33,584 at December 31, 2000 or an insignificant change. Our current liabilities were $18,898 at March 31, 2001 consisting of accounts receivable and accrued expenses, compared to $24,024 at December 31, 2001.

Cash flows provided by operating activities during the period ended March 31, 2001 was $4,346 compared to $861,669 during the same period in the prior year. Our positive cash flow from operating activities during the three-month periods ended March 31, 2001 and 2000 was mainly attributable to non-cash transactions related to the issuance of shares for services provided in the amount of $75,000 and $865,000, respectively.

Cash flows used for investing activities was $1,600 for the period ended March 31, 2001 compared to cash flows used for investing activities of $876,263 during the same period in the prior year.

Cash flows provided by financing activities was $28,000 during the period ended March 31, 2001 compared to $40,000 during the same period in the prior year. The Company received proceeds of $50,000 from the exercise of options by employees during the period ended March 31, 2001 reduced by cash used to repurchase 900,000 restricted shares from our former principal shareholders, officers and directors in the sum of $22,000. See also Note D to the Notes to Consolidated Financial Statements.

We have incurred an accumulated deficit as of March 31, 2001 of $7,554,718 compared to a deficit of 7,468,453 as of December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

In March 2001 we purchased 900,000 restricted shares for $22,000 from our former principal shareholders, officers and directors, who had been involved in our former Internet related business, which had been discontinued.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Stock Option Agreement (filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

(b) Form 8-K.

During the quarter ended March 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Finance, Inc.

By: /s/ Martin P. Bolodian
Martin P. Bolodian, President and Director
Dated: May 3, 2001
West Palm Beach, FL