Form 10QSB
period 2001-06-30
ROYAL FINANCE INC
filed 2001-08-13
CIK 1084883

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 0-26307

                               ROYAL FINANCE, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Florida                                    65-0873448
    State or other jurisdiction of                    I.R.S. Employer
     incorporation or organization                   Identification No.

       1481 South Military Trail, Suite 12, West Palm Beach, Florida 33415
     -----------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (561) 649-3901
                              --------------------
               (Registrant's telephone number including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.       Yes   X           No

The  number of shares of registrant's Common Stock, $.01 par value, outstanding as of June 30, 2001 was 4,172,125 shares.

                               ROYAL FINANCE, INC.

                                      INDEX

                                                                            Page

PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheet as of June 30, 2001
                  and December 31, 2000 (Unaudited)                          F-2

                  Consolidated Statement of Operations for the
                  Three Months Ended June 30, 2001 and 2000 (Unaudited)      F-3

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended June 30, 2001 and 2000 (Unaudited)      F-4

                  Notes to Consolidated Financial Statements           F-5 - F-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                         4

PART II  - OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS                                            5

         ITEM 2.  CHANGES IN SECURITIES                                        5

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              5

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS         5

         ITEM 5.  OTHER EVENTS                                                 5

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             5

SIGNATURES                                                                     6

                           FORWARD LOOKING STATEMENTS

When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's
Discussion and Analysis of Financial Condition and Results of Operations," and
the financial statements and their associated notes.

Important factors that may cause actual results to differ from projections include, for example:

        o   the success or failure of management's efforts to implement their business strategy;
        o   our ability to protect our intellectual property rights;
        o   our ability to compete with major established companies;
        o   our ability to attract and retain qualified employees; and
        o   other risks which may be described in future filings with the SEC.

                              FINANCIAL INFORMATION

                                                                           PAGE

           CONSOLIDATED BALANCE SHEETS as of
           June 30, 2001 and December 31, 2000 (Unaudited)                   F-2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended
           June 30, 2001 and June 30, 2000 (Unaudited)                       F-3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended
           June 30, 2001 and June 30, 2000 (Unaudited)                       F-4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-5 - F-9

                               ROYAL FINANCE, INC.

                        CONSOLIDATED BALANCE SHEETS as of
                       June 30, 2001 and December 31, 2000

                                  ( Unaudited )

                                                 June 30, 2001        December 31, 2000
ASSETS
Current Assets:
   Cash                                            $  6,169              $  687
   Commissions Receivable                            29,290              14,939
   Loans Receivable                                     881                   0
                                                  ------------         ------------
            Total current assets                     36,340              15,626
                                                  ------------         ------------
   Property & Equipment, net                         27,384              30,884
                                                  ------------         ------------
   Deposits                                           7,895               2,700
                                                  ------------         ------------

             TOTAL ASSETS                         $  71,619             $49,210
                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
   Accounts payable and
      Accrued Expenses                            $  32,999             $24,024
                                                  ------------         ------------
             Total Current Liabilities               32,999              24,024
                                                  ------------         ------------
Stockholders' Equity:
   Preferred Stock $10 par value 1,000 shares
   authorized, issued and outstanding               10,000               10,000

   Common stock, $.01 par value, 10,000,000
    shares authorized, 4,172,125 shares issued
    and outstanding                                 41,721               34,030
   June 30, 2001 and 3,403,045 December 31, 2000
   Additional Paid-In Capital                    7,713,262            7,468,453
   Retained Deficit                             (7,704,363)          (7,487,297)
   Less: Treasury Stock, at cost, 900,000
    shares                                         (22,000)                   0
                                                  ------------         ------------
             Total stockholders' equity             38,620               25,186
                                                  ------------         ------------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                 $ 71,619              $49,210
                                                  ============         ============

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended June 30, 2001 and June 30, 2000
                                  ( Unaudited )

                                                   For the three       For the three
                                                    months ended        months ended
                                                   June 30, 2001       June 30, 2000
Revenues:

     Commission Income                            $  186,852           $     0
                                                   ------------         ------------
Expenses
       Selling, General  and                         336,497                 0
       Administrative Expenses                     ------------         ------------

Loss from Continuing Operations                     (149,645)                0

Gain from Discontinued Operations                          0            18,325
                                                   ------------         ------------

Net Loss                                            (149,645)           18,325
                                                   ============         ============

                  Loss Per Common Share Basic and Diluted from:

     Continuing Operations                              (0.04)            0.00
     Discontinued Operations                             0.00             0.00
                                                   ------------         ------------
     Net Loss                                     $     (0.04)         $  0.00
                                                   ============         ============

Weighted average number of shares                    4,172,125       5,425,000

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended June 30, 2001 and June 30, 2000
                                  ( Unaudited )

                                                      For the three     For the three
                                                      months ended      months ended
                                                      June 30, 2001     June 30, 2000

Cash flows from operating activities
      Net Loss                                       $  (149,645)      $      0
      Adjustment to reconcile net loss
               to net cash(used for)provided by
               operating activities:
      Depreciation                                         1,750          1,237
      Compensation for Service                            52,500         20,000

Changes in assets and liabilities
      Increase in Commissions Receivable                 (14,494)             0
      Increase ( Decreases ) in Accounts Payable          14,101        (66,941)
               and Accrued Expenses                   ------------    -------------

Net cash (used for) provided by operating activities:    (95,788)       (45,704)
                                                      ------------    -------------

Cash flows from investing activities:
      Gain on Discontinued Operations                          0         18,325
      Increase in Deposits                                (4,945)        (1,755)
      Decrease in Loans Receivable                           469              0
      Increase in Property & Equipment                         0         (4,825)
                                                      ------------    -------------
Net cash (used for) provided by investing activities      (4,476)        11,745
                                                      ------------    -------------

Cash flows from financing activities:
      Issuance of common stock                            75,000         35,000
      Treasury Stock Purchase                                  0              0
                                                      ------------    -------------
Net cash (used for) provided by financing activities      75,000         35,000
                                                      ------------    -------------

Net Increase in Cash                                     (25,264)         1,041

      Cash at  Beginning of Period                        31,433         25,627
                                                      ------------    -------------
      Cash at  End   of    Period                    $     6,169     $   26,668
                                                      ============    =============

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three months ended June 30, 2001 and June 30, 2000

                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations
        The Company was incorporated in the State of Florida on October 22, 1998 and changed its name from GONETGEN.COM to Royal Finance, Inc. in October
        2000 when it entered into a business combination agreement.

        From October 22, 1998 to October 2000 the operations of the Company were devoted primarily to developing a corporate website, raising capital, obtaining financing, marketing and administrative functions.

        From October 2000 the Company operates as a mortgage and real estate broker. It is a loan correspondent for closing Federal Housing Agency
        (FHA) loans and is also licensed as a loan correspondent in the State of
        Florida.

        Principles of Consolidation
        The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions have been eliminated in consolidation.

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        Property and Equipment
        Property and equipment are recorded at cost and are depreciated, using the straight-line method, over the estimated useful lives of the assets.

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

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three months ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

NOTE B - BUSINESS COMBINATION

        Effective October 20, 2000, Royal Finance, Inc., a privately held entity combined its operations into a publicly held corporation GONETGEN.COM.
        The business combination was accounted for as an equity transaction and not as a merger. The surviving entity changed its name to Royal Finance,
        Inc.

        At the time of the business combination a reverse stock recapitalization was effectuated and each Stockholder in GONETGEN.COM received one share of Common Stock for every 30 shares of Common Stock held prior to the business combination. The Stockholders in Royal Finance, Inc. prior to the transaction were issued one share of Common Stock for every two shares held. This amounted to 89% of the Company.

        In conjunction with the business combination, the Company discontinued
        its internet design of web a and image sites products and custom software as of October 20, 2000. The net assets of the web business were immaterial at the time of discontinuance. The following represents the date on the discontinued operation.:
                                                 June 30, 2000
        Revenues                                  $  55,804

        Gain from Discontinued Operations            18,325

        Prior period financial statements have been retroactively restated, for the stock, for the recapitalization and the discontinued operations.

NOTE C - PROPERTY AND EQUIPMENT              June 30, 2001     December 31, 2000

         Furniture, Fixtures & Equipment     $  30,033          $   30,033
         Computer Equipment                      5,086               5,086
                                             -----------         -----------
                                                35,119              35,119
         Less: Accumulated Depreciation          7,735               4,235
                                             -----------         -----------
                                                27,384              30,884
                                             ===========         ===========

NOTE D - STOCKHOLDERS' EQUITY

          The Company was capitalized initially with a $30,700 investment from its Founder and Sole Stockholder at October 22, 1998.

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three months ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

NOTE D - STOCKHOLDERS' EQUITY (Continued)

        In January 1999, loans of $39,000 were obtained from five non affiliated lenders for working capital purposes. The enders received convertible notes which required the loans to be repaid within twelve months or at the option of the lenders, to be converted into 13,000 shares of common stock. The lenders exercised their options. The shares were valued at a price equivalent to a to a subsequent private placement.

        In January 1999, the Company granted a consultant options for 13,333 shares at an option price of $1 per share of services rendered. The shares were valued at $1 per share based upon the price paid in a subsequent private placement. Consulting fees expensed related to these options were $400,000 for the period ended December 31, 1999.

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

        In January 2000, the Company authorized and issued 1,000 shares of Class
        A Preferred Stock at $10 par value. Each share of Class A Preferred
        Stock has one vote for every 3,000 shares of Common Stock. The Preferred
        Stock is non-participating with respect to dividends.

        In January 2000, the Company filed Form S-8 with the Securities and
        Exchange Commission to provide for shares to be issued to the Chairman and Chief Executive Officer, and consultant and counsel.

        In March and June 2000, the Company raised an additional $60,000 in private placement by selling 2,000 shares of common stock.

        In June and July 2000, various consultants exercised their options to purchase a total of $22,180 shares in lieu of compensation. The expenses related to the exercise of the options have been accounted for at the private placement offering of $ 1 per share.

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three months ended June 30, 2001 and June 30, 2000
                                  (Unaudited)

NOTE D - STOCKHOLDERS' EQUITY (Continued)

        In March 2001, the Company purchased 900,000 shares of Common Stock from former principal shareholders, officers and directors for $22,000.

        In March 2001, the Company adopted a 2001 stock option plan and agreement for employees, officers, directors and consultants for an aggregate of up to one million shares of the Company's Common Stock. The
        Company in March 2001 under its 2001 employee stock option plan granted an employee options to purchase 100,000 shares at $.50 per share. The employee exercised the option and paid the exercise price of $50,000 for
        100,000 shares of Common Stock.

        The Company in May 2001 under its 2001 employee stock option plan granted an employee options to purchase 100,000 shares at $1.00 per share. The employee exercised the option and paid the exercise price of
        $100,000 for 100,000 shares of Common Stock.

        The Company's employees were also granted additional options to purchase
        100,000 shares at $1.50 per share and 100,000 shares at $2.00 per share.
        The shares at $2.00 per share. The options are exercisable until
        February 15, 2002. options are exercisable until February 15, 2002.

NOTE E - INCOME TAXES

        At June 30, 2001, the Company had available a net operating loss carryforward of approximately $7,700,000 which can be applied against taxable income through 2015. The tax effect of the operating loss carryforward is approximately $2,900,000 and a full valuation allowance due to the uncertainty of its recognition has been provided.

NOTE F - OPERATING LEASE

        The Company leases its office facilities under a two year lease agreement which expires in February 2002. Total rent expense for the year ended December 31, 2000 was $ 17,652 and for the three months ending June 30, 2001 was $ 10,960.

        Future minimum lease payments are approximately as follows:

                    2001             $ 49,550
                    2002             $  8,258

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the three months ended June 30, 2001 and June 30, 2000
                                   (Unaudited)

NOTE  G  -  SUBSEQUENT EVENTS

        None.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF
        OPERATIONS

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-
looking statements as a result of certain factors, including the Company's ability to create, sustain, manage or forecast its growth; its ability to attract and retain key personnel; changes in its business strategy or development plans; competition; demographic changes; business disruptions;
adverse publicity; and international, national and local general economic and market conditions.

GENERAL

Effective October 20, 2000, the Company, which was formerly named GoNetgen.com,
Inc., entered into a business combination with Royal Finance, Inc., a privately-
held entity organized under the laws of Florida engaged in the mortgage finance business and related real estate business. The Company is sometimes referred to herein as "we", "us", or "our", as the case may be. In connection with the business combination transaction, GoNetgen.com, Inc. changed its name to Royal
Finance, Inc. This business combination was accounted for as an equity transaction and not as a merger, and Royal Finance, Inc. became a wholly-owned subsidiary of the Company.

Pursuant to our business combination, we divested our former Internet related business to our former principal shareholders officers and directors, who resigned their positions with the Company. At the date of such divestiture, the net assets and operations of our former Internet business was immaterial.
See also Note B to the Notes to Consolidated Financial Statements.

In connection with the business combination transaction, the shares of the
Company's common stock were subject to a reverse stock recapitalization of 1 for
30 and the symbol for the Company's shares on the OTC:BB was changed from
"NTGI" to "ROYA".

We also own all outstanding shares of American Florida Realty, Inc. a licensed real estate broker, which is a wholly_owned subsidiary of Royal. In addition to our conventional real estate brokering business, we also utilize American
Florida Realty for providing additional services to real estate foreclosures.
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

Consolidated Results of Operations

During the three  month period  ended June 30, 2001, we had revenues of
$186,852,  compared to no revenues during the three month period of the prior year.  We had a net loss of $149,645  ($.04 per share) for the three month period ended June 30, 2001 compared to a net profit of $18,325  ($.00 per share)
for the three month period ended June 30, 2000.  The net profit during the three month period ended June 30, 2000 was principally due to our gain from discontinued operations.

Liquidity and Capital Resources

At June 30, 2001 we had current assets of $36,340 compared to current assets of
$15,626 at December 31, 2000. The increase in current assets is mainly attributable to an increase in our cash position and an increase in commissions receivable. We had non-current assets (property, equipment and deposits) of
$35,279 at June 30, 2001, compared to $33,584 at December 31, 2000 or an insignificant change. Our current liabilities were $32,999 at June 30, 2001 consisting of accounts payable, accrued expenses and payroll taxes, compared to
$24,024 at December 31, 2000.

Cash flows used by operating activities during the period ended June 30, 2001 was $95,788 compared to $45,704 during the same period in the prior year. Our negative cash flow from operating activities during the six month periods ended
June 30, 2001 and 2000 was mainly attributable to non-cash transactions related to the issuance of shares for services provided in the amount of $52,500 and
$20,000, respectively.

Cash flows used for investing activities was $4,476 for the period ended June
30, 2001 compared to cash flows provided by for investing activities of $11,745 during the same period in the prior year.

Cash flows provided by financing activities was $75,000 during the period ended
June 30, 2001 compared to $35,000 during the same period in the prior year. The
Company received proceeds of $75,000 from the exercise of options by employees during the period ended June 30, 2001. See also Note D to the Notes to
Consolidated Financial Statements.

We have incurred an accumulated deficit as of June 30, 2001 of $7,704,363 compared to a deficit of $7,487,297 as of December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal  proceedings or litigation, and the officers and directors are aware of no other pending litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the registrant for the quarter ending June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ROYAL FINANCE, INC.

Date: August 9, 2001              By: /s/ Martin P. Bolodian
---------------------
                                          Martin P. Bolodian, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: August 9, 2001              By:   /s/ Douglas Meyers
---------------------
                                            Douglas Meyers, Chairman of the Board
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 9, 2001              By:   /s/ Leon Wilde
---------------------
                                            Leon Wilde, Chief Financial Officer
                                            and Director
                                            (Principal Financial and Accounting
                                            Officer)