Form 10QSB
period 2001-09-30
ROYAL FINANCE INC
filed 2001-11-14
CIK 1084883

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 0-26307

                               ROYAL FINANCE, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Florida                              65-0827278
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.              Yes  X          No ___

The number of shares of registrant's Common Stock, $.01 par value, outstanding as of September 30, 2001 was 4,704,025 shares.

                               ROYAL FINANCE, INC.

                                      INDEX

                                                                           Page

PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 2001       2
                  and December 31, 2000 (Unaudited)

                  Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2001 and 2000 (Unaudited) 3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 2001 and 2000 (Unaudited) 4

                  Notes to Consolidated Financial Statements               5 - 9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                      10

PART II  _ OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS                                         12

         ITEM 2.  CHANGES IN SECURITIES                                     12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           12

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                      12

         ITEM 5.  OTHER EVENTS                                              12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          12

SIGNATURES                                                                  13

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

                               ROYAL FINANCE, INC.

                                TABLE OF CONTENTS

                              FINANCIAL INFORMATION

                                                                       PAGE

CONSOLIDATED BALANCE SHEETS as of
September 30, 2001 and  December  31, 2000 (Unaudited)                   2

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended
September 30, 2001 and September 30, 2000 (Unaudited)                    3

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended
September 30, 2001 and September 30, 2000 (Unaudited)                    4

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS                            5 - 9

                               ROYAL FINANCE, INC.

                        CONSOLIDATED BALANCE SHEETS as of
                    September 30, 2001 and December 31, 2000

                                  (Unaudited)
                                             September 30, 2001    December 31, 2000
ASSETS
Current Assets:                                 $                     $
     Cash                                            1,358                  687
     Commissions Receivable                         12,393               14,939
     Loans Receivable                                  881                    0
                                                  ------------        ------------
               Total current assets                 14,632               15,626
                                                  ------------        ------------
     Property & Equipment, net                      29,937               30,884
                                                  ------------        ------------
     Deposits                                        7,895                2,700
                                                  ------------        ------------

               TOTAL ASSETS                    $    52,464           $   49,210
                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
     Accounts payable and
        Accrued Expenses                       $    27,056           $   24,024
                                                  ------------        ------------
               Total Current Liabilities            27,056               24,024
                                                  ------------        ------------
Stockholders' Equity:
     Preferred Stock $10 par value 1,000 shares
     authorized, issued and outstanding             10,000               10,000

     Common stock, $.01 par value, 20,000,000
     shares authorized, 4,304,025 shares issued
     and outstanding September 31, 2001 and
     3,403,045 December 31, 2000                    43,040               34,030

     Additional Paid-In Capital                  7,876,818            7,468,453
     Retained Deficit                           (7,882,450)          (7,487,297)
     Less: Treasury Stock, at cost,
     900,000 shares                                (22,000)                   0
                                                 ------------        ------------
               Total stockholders' equity           25,408               25,186
                                                 ------------        ------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY           $     52,464          $    49,210
                                                 ============        ============

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended September 30, 2001 and September 30, 2000

                                   (Unaudited)

                                          For the three             For the three
                                          months ended              months ended
                                          September 30, 2001        September 30, 2000
Revenues:

     Commission Income                   $   162,568                $      0
                                          ------------               ------------
Expenses
       Selling, General  and                 340,655                       0
       Administrative Expenses            ------------               ------------

Loss from Continuing Operations             (178,087)                      0

Gain from Discontinued Operations                  0                (677,061)
                                          ------------               ------------

Net Loss                                    (178,087)               (677,061)
                                          ============               ============

                Loss Per Common Share Basic and Diluted from:

     Continuing Operations                     (0.04)                   0.00
     Discontinued Operations                    0.00                   (0.11)
                                          ------------               ------------
     Net Loss                            $     (0.04)               $  (0.11)
                                          ============               ============

Weighted average number of shares          4,304,025               6,090,400

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended September 30, 2001 and September 30, 2000
                                   (Unaudited)

                                                  For the three         For the three
                                                  months ended          months ended
                                                  September 30, 2001    September 30, 2000

Cash flows from operating activities
     Net Loss                                    $  (178,087)           $   0
     Adjustment to reconcile net loss
              to net cash(used for)provided by
              operating activities:
     Depreciation                                      1,750              900
     Compensation for Service                        164,875          645,400

Changes in assets and liabilities
     Decrease (Increase) in Commissions Receivable    16,897                0
     Increase (Decreases) in Accounts Payable         (5,943)           4,435
              and Accrued Expenses
                                                    ----------         ----------
Net cash (used for) provided by operating activities:   (508)         650,735
                                                    ----------         ----------

Cash flows from investing activities:
     Loss on discontinued Operations                       0         (677,061)
     Increase in Property & Equipment                 (4,303)               0
                                                    ----------         ----------
Net cash (used for) provided by investing activities  (4,303)        (677,061)
                                                    ----------         ----------

Cash flows from financing activities:
     Issuance of common stock                              0                0
     Treasury Stock Purchase                               0                0
                                                   ----------         -----------
Net cash (used for) provided by financing activities       0                0
                                                   ----------         -----------

Net Increase in Cash                                  (4,811)         (26,326)

      Cash at Beginning of Period                      6,169           26,668
                                                   ----------         -----------
      Cash at End of Period                       $    1,358         $    342
                                                   ==========         ===========

                       See Notes to Financial Statements

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the three months ended September 30, 2001 and September 30, 2000

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
      For the three months ended September 30, 2001 and September 30, 2000
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

In conjunction with the business combination, the Company discontinued its internet design of web a and image sites products and custom software as of
October 20, 2000. The net assets of the web business were immaterial at the time of discontinuance. The following represents the date on the discontinued
operation:
                                                   September 30, 2000
               Revenues                               $       0

               Loss from Discontinued Operation        (677,061)

Prior period financial statements have been retroactively restated, for the stock, for the recapitalization and the discontinued operations.

NOTE  C  -  PROPERTY AND EQUIPMENT          September 30, 2001     December 31, 2000

               Furniture, Fixtures & Equipment    $   32,918          $   30,033
               Computer Equipment                      6,504               5,086
                                                   ----------          ----------
                                                      39,422              35,119
               Less: Accumulated Depreciation          9,485               4,235
                                                   ----------          ----------
                                                      29,937              30,884
                                                   ==========          ==========

NOTE  D  -  STOCKHOLDERS'  EQUITY

The Company was capitalized initially with a $30,700 investment from its Founder and Sole Stockholder at October 22, 1998.

                              ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the three months ended September 30, 2001 and September 30, 2000
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

In January 2000, the Company authorized and issued 1,000 shares of Class A
Preferred Stock at $10 par value. Each share of Class A Preferred Stock has one vote for every 3,000 shares of Common Stock. The Preferred Stock is non-
participating with respect to dividends.

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
      For the three months ended September 30, 2001 and September 30, 2000
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

In August 2001, the Company filed Form S-8 with the Securities and exchange Commission to provide for 131,900 shares to be issued to the
Chief Executive Officer, the Chief Financial Officer, and consultants and counsel of the company.

NOTE  E  -  INCOME TAXES

At June 30, 2001, the Company had available a net operating loss carryforward of approximately $7,880,000 which can be applied against taxable income through 2015. The tax effect of the operating loss carryforward is approximately
$3,152,000 and a full valuation allowance due to the uncertainty of its recognition has been provided.

                               ROYAL FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the three months ended September 30, 2001 and September 30, 2000
                                   (Unaudited)

NOTE  F  -  OPERATING LEASE

The Company leases its West Palm Beach office facilities under a lease agreement which expires in February 2002. The Company leases its Boynton
Beach office facilities under a lease agreement which expires January 2003.
The Company lease its Palm Beach office facilities under a lease agreement which expires in January 2006. Total rent expense for the year ended
December 31, 2000 was $ 17,652 and for the three months ended
September 30, 2001 was $ 18,033.

Future minimum lease payments are approximately as follows:

                2002    $ 62,486
                2003      35,604
                2004      33,540
                2005      33,540
                2006       2,795

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Consolidated Results of Operations

During the three month period ended September 30, 2001, we had revenues of
$162,568, compared to no revenues during the three month period of the prior year. We had a net loss of $178,087 ($.04 per share) for the three month period ended September 30, 2001 compared to a net loss of $677,061 ($.11 per share) for the three month period ended September 30, 2000. The net loss during the three month period ended September 30, 2000 was principally due to our loss from discontinued operations.

Liquidity and Capital Resources

At September 30, 2001 we had current assets of $14,632 compared to current assets of $15,626 at December 31, 2000. The decrease in current assets is mainly attributable to a decrease in commissions receivable. We had non-current assets
(property, equipment and deposits) of $37,832 at September 30, 2001, compared to $33,584 at December 31, 2000 or an insignificant change. Our current liabilities were $27,056 at September 30, 2001 consisting of accounts payable, accrued expenses and payroll taxes, compared to $24,024 at December 31, 2000.

                                       10

Cash flows used by operating activities during the period ended September 30,
2001 was $508 compared to $650,735 during the same period in the prior year. Our negative cash flow from operating activities during the nine month periods ended
September 30, 2001 and 2000 was mainly attributable to non-cash transactions related to the issuance of shares for services provided in the amount of
$164,875 and $650,735, respectively.

Cash flows used for investing activities was $4,303 for the period ended
September 30, 2001 compared to cash flows used for investing activities of
$677,061 during the same period in the prior year.

Cash flows provided by financing activities was $0 during the period ended
September 30, 2001 compared to $0 during the same period in the prior year.

We have incurred an accumulated deficit as of September 30, 2001 of $7,882,450 compared to a deficit of $7,487,297 as of December 31, 2000.

                                       11

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

         None.

ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the registrant on November 14, 2001,
         Item 4.

                                       12

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ROYAL FINANCE, INC.

Date: November 13, 2001                By:  /s/ Martin P. Bolodian
------------------------------------
                                                Martin P. Bolodian, President
                                                and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: November 13, 2001                By:  /s/ Douglas Meyers
----------------------------------
                                                Douglas Meyers, Chairman of the
                                                Board and Chief Executive Officer
                                                (Principal Executive Officer)

Date: November 13, 2001                By:  /s/ Leon Wilde
----------------------------------
                                                Leon Wilde, Chief Financial
                                                Officer and Director
                                                (Principal Financial and
                                                Accounting Officer)

                                       13