Form 10KSB
period 2001-12-31
ROYAL FINANCE INC
filed 2002-04-15
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number: 0-26307

Royal Finance, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000
West Palm Beach, Florida	33415
(Address of Principal Executive Offices)	(Zip Code)

561-651-7336
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid prices of $.11 and 3,702,524 shares as of March 31, 2002 was $407,278. As of March 31, 2002, the Registrant had a total of 12,764,358 shares of common stock, par value $.01 issued and outstanding.

Issuer’s revenues for its most recent fiscal year: $688,291.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background and Corporate History

Royal Finance, Inc., was organized under the laws of the State of Florida in April 1998. The Company may sometimes be referred to as "we", "us", "our" among other such words as may be appropriate. The Company entered into an agreement and plan a merger with GoNetgen.com, Inc. , our predecessor, effective as of October 28, 2000, pursuant to which we merged with and into GoNetgen.com, Inc., which was the surviving corporation and changed its name to Royal Finance, Inc. in connection with the merger.

GoNetgen.com, Inc., was organized under the laws of the State of Florida under the name "Netgen2000, Inc." under the laws of the State of Florida in October 1998. From its organization until October 2000, the  predecessor was engaged in the development of its Internet marketing services business, and   specialized in designing, creating and marketing what our former management believed to be cost-effective Internet web and image sites, products and custom software and provided business customers with interactive Internet image sites along with marketing services, to create exposure to audiences of prospective consumers. The predecessor advertised its web site as a Community Information Center, which offered free information to Internet users who clicked on its web site. The name was changed from Netgen2000, Inc. to GoNetgen.com, Inc. during the first quarter of 2000.

This predecessor continued to develop its Internet marketing services business during the first and second quarters of 2000. However, during the summer of 2000, the Chairman and Chief Executive Officer of GoNetgen.com, Inc., Julian Ferretti, passed away. At the time of Mr. Ferretti’s death, GoNetgen.com’s management consisted of Derek Dunn, president, Lynn Dunn, vice president, and Jennifer Dunn, secretary. The management of GoNetgen.com evaluated its continuing Internet marketing services business operations and potential, together with various shareholders and the representatives of the estate of Mr. Ferretti. The management of GoNetgen.com determined to that it would be in the best interests of the shareholders of GoNetgen.com if the Internet related business was pursued as a private entity and that GoNetgen.com enter into a business combination and pursue alternative business opportunities.

As a result of the evaluation of the management of GoNetgen.com, they determined that they would be able to increase shareholder value by entering into a merger with Royal Finance Inc., located in West Palm Beach, FL. In the discussion below, the Company refers to Royal Finance, Inc. and/or to Royal Finance, Inc. and its consolidated subsidiaries, as applicable.

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

See the discussion under "Present  Business and Merger" below with regard to the real-estate related business of the Company. Also, in connection with the merger, the Company retained an insignificant equity interest in E-City, Inc., formerly known as GoNetgen.com, Inc., the Company’s former name prior to the merger.

Some of the statements contained in this Form 10-KSB for the year ended December 31, 2001 discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.

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

Present Business and Merger

Effective on October 28, 2000, the agreement and plan of merger of GoNetgen.com, Inc. and Royal Finance was executed. On November 28, 2000 Articles of Amendment to the Articles of Incorporation of GoNetgen.com were adopted by the board of directors of GoNetgen.com changing its name to Royal Finance, Inc. In connection with the merger, the management of the Company became the management of GoNetgen.com which was the surviving corporation and the former management of GoNetgen.com resigned. See the disclosure under Part II, Item 9, "Directors, Executive Officers, Promoters and Control Persons" below.

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

In order to achieve our strategic goals, we may also seek to expand our business operations through the acquisition of other mortgage lending and real estate brokerage companies. It is the Company's experience and continued understanding that South Florida is and will remain one of the top growth real estate markets in the country. Its ability to accomplish these ends will depend, in part, on the Company's financial condition, its available cash, its borrowing power and the value of its common shares. There can be no assurance that the Company will be able to successfully exploit any growth in the Florida real estate market and in the mortgage related business.

Potential acquisitions shall be evaluated to determine if in the opinion of our management they would be likely to enhance the net income of the Company, that expected and projected growth rates in earnings and cash flows are attainable and consistent with the costs associated with the acquisition (required return on equity "ROI" and total return to invested capital "ROIC" of our investors), and that management is capable of developing the growth of operations. The Company during 2001 had announced its intention to merge with Canseco Finance, a mortgage services business in South Florida. However, subsequent to the year end, the Company and Canseco determined not to proceed with any business combination transaction. In the event that we seek to pursue any other transactions, we expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices.

Marketing Strategy

The Company during 2001 utilized the Internet and its web-site www.royalfinance.com as a means of attracting more customers for its mortgage related business services. Our e-business strategy included on-line applications, competitive lending rates and desktop underwriting. We also used television, newspaper ads and targeted direct mail as marketing tools. In addition the Company advertised on its web-site through the use of banner ads, e-mails and listings in search engines. Through the use of independent consultants, we solicited other existing real estate companies, agents and commission brokers. The Company, through its wholly-owned subsidiary, American Florida Realty, Inc., lists, sell, leases and manages commercial and residential properties.

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

There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of all licenses required by the State of Florida to conduct its business operations and for other states were it transacts business. Conventional mortgage operations also may be subject to state usury statutes. The Company is subject to the rules and regulations of the Federal Housing Administration, FNMA and the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

The Company is a correspondent mortgage lender in the State of Florida. The Company is licensed and bonded. To maintain a correspondent lender status the company must file audited financial statements with the State of Florida on a yearly basis. The Company must maintain a minimum net worth of $25,000, with audited statements disclosing that it has a verifiable and bona fide net worth pursuant to generally accepted accounting principals, of at least $25,000, which must be continuously maintained as a license condition and to remain in good standing with the State of Florida.

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

Employees

As of December 31, 2001, the Company had 6 employees, including 5 officers. None of the Company's employees are represented by a union and therefore the Company is not subject to a collective bargaining agreement. As of year end, the Company considered its relations with its employees to be satisfactory. Subsequent to the year end December 31, 2001, the Company's president resigned. At present the Company has 4 employees and the Company's board  has appointed a new president with experience in real estate.

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

As of December 31, 2001, we had an accumulated deficit of $8,625,477. We incurred net losses of $1,138,180 for the year ended December 31, 2001, and net losses of $4,917,519 for the year ended December 31, 2000. Net losses may continue to increase. We may not become profitable. If we do not achieve profitability, we may not be able to sustain operations and generate sufficient revenues to fulfill our business plan. If we do become profitable, we expect to increase our general and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. We have only a limited operation history, so you may experience difficulty in evaluating our business. We began operations in October 1998 and accordingly, we have a limited operating history on which you can base your evaluation of our business and prospects. In addition, we have recently changed our business model to focus primarily on the mortgage market. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development.

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

We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements. As a result, we may need to raise additional capital to fund continuing operations and any possible expansion, of which there can be no assurance.

We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to effectively execute our business plan and continue our current level of operations.

We may originate and fund fewer mortgage loans if interest rates continue to rise.

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

If our business grows significantly, we may have difficulty managing the growth.

We may experience periods of rapid growth that may place a significant strain on our limited financial and resources. If we fail to manage our growth effectively, the quality of our services will be impaired and our financial performance will suffer.

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

We must compete with other mortgage banking companies, commercial banks, savings associations, credit unions, insurance companies and other financial institutions in every aspect of our business. Many of these companies and financial institutions are larger, more experienced and have greater financial resources than we do. Accordingly, we may not be able to compete successfully in the mortgage banking market. Our competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies.

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

Our officers and directors beneficially own or control 7,461,834 shares of common stock, which represents approximately 62.67 % of the outstanding shares of common stock outstanding as of March 31, 2002. As of the date of this Form 10-KSB, if executive officers and directors act together, they will have the ability to control all matters submitted to our stockholders for approval, including (1) the election and removal of directors and (2) any merger, consolidation or sale of all or substantially all of our assets.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan.

ITEM 2. DESCRIPTION OF PROPERTY

During the fiscal year 2001, the Company maintained its administrative offices at 1481 South Military Trail, Suite 14, West Palm Beach, Fl 33415, telephone (561) 649-3901. This office is leased for a term of 24 months, and at present the rent is $2,200 a month. American Florida Realty, a wholly-owned subsidiary, maintains a real estate office in Suite 12 at the same address, telephone (561) 966-7666. During 2001, the Company has an office at 4956-21 Le Chalet Blvd. Boynton Beach, Florida 33436, telephone (561) 735-0711, which serves as a mortgage and real estate sales office. This office is leased for a term of 36 months at a monthly rental of $1,956. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Market Information
Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board under the symbol ROYA. As of  March 31, 2002, there were 15 market makers submitting quotations on the OTC:BB. However, the trading volume during the past four months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On May 12, 1999, our shares were subject to a 1 for 6 reverse split and in October 2000, our shares were subject to a 1 for 30 recapitalization and the table below reflects such information.

Fiscal Year 1999	High	Low
Fourth Quarter Ending December 31,	$1.12	$1.00
Fiscal Year 2000
First Quarter Ending March 31,	$3.50	$1.00
Second Quarter Ending June 30,	$2.50	$0.87
Third Quarter Ending September 30,	$1.32	$0.19
Period Ending December 31,*	$1.81	$1.12
Fiscal Year 2001
First Quarter Ending March 31,	$3.00	$1.12
Second Quarter Ending June 30,	$2.50	$0.87
Third Quarter Ending September 30,	$1.32	$0.19
Period Ending December 31,	$1.81	$1.12
Fiscal Year 2002
First Quarter Ending March 31,	$0.95	$0.09
(*)During the fourth quarter of 2000, the Company had a 1 for 30 recapitalization by action of the board of directors.

(B) Holders
As of March 31, 2002, there were 228 holders of our shares.

(C) Dividends
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

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.
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
In January 1999, we engaged U.S. Realty Group, Inc. as a consultant regarding the management and operations of the Company, as well as future financing, and acquisitions. The consultant is to devote up to one day per month at the request of the Company for advice and assistance. In exchange for the consultant's services, we have granted the consultant options to purchase four hundred thousand (13,333) shares of our common stock at a price of $.01 per share. These options were exercised on March 31, 1999. An identical consulting agreement was entered with Fidelity MFG, Inc. for 400,000 options. Fidelity MFG is solely owned by Julien Ferretti, the Company's board chairman. We also issued Mr. Ferretti an additional 30,000 options exercisable at $.01 per share, upon joining the Company. These options were exercised on April 2, 1999. These transactions were in reliance on Regulation D, Rule 504.
On March 25, 1999, we commenced a private placement of 7,833 Units, Each Unit consists of one (1) share of common stock, $.01 par value, and one (1) redeemable Warrant, which when exercised entitles the holder to one (1) share of common stock at an exercise price of one ($1.00) dollar, subject to adjustment under certain circumstances. The Warrants are redeemable by the Company at any time after one year from July 23, 00, on thirty (30) days written notice (which notice may not be given prior to the one year period) at a price of $.0001 per Warrant, subject to prior exercise, should the common stock trade at a closing bid price of at least three ($3.00) dollars per share for twenty (20) consecutive trading days. The Warrants may not be exercised for one (1) year from July 23, 00, and shall expire on or before the close of business two (2) years thereafter, July 23, 2002, unless extended. This private placement was in reliance on Regulation D, Rule 504.
On April 5, 1999, the Company issued B Warrants in the following amounts at $0.01 per warrant and for services rendered to the Company, in reliance on Regulation D, Rule 504: David Brandes 10,000, E-Z Mortgage Finance Co. 10,000, Julian Ferretti 8,333, Douglas Meyers 1,666 and Sherri Simpson 1,666.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
01/12/00	Common Stock	334	Ray G. Clark	Private Placement (1)
01/12/00	Common Stock	334	Frederick Dreury	Private Placement (1)
01/12/00	Common Stock	334	Philippe Jaulin	Private Placement (1)
01/12/00	Common Stock	167	Michael Ginsberg	Private Placement (1)
01/12/00	Common Stock	667	Alberto Benenati	Private Placement (1)
01/12/00	Common Stock	1,000	Realty Solutions, Inc.	Private Placement (1)
01/13/00	Common Stock	514	Sirous Ghanimati	Private Placement (1)
05/10/00	Common Stock	167	Douglas Meyers	Private Placement (1)
05/10/00	Common Stock	834	David and Miriam Feinberg	Private Placement (1)
05/10/00	Common Stock	600	Royal Finance, Inc.	Non-cash compensation for services provided
07/13/00	Common Stock	600	Royal Finance, Inc.	Non-cash compensation for services provided
09/29/00	Common Stock	667	Gary C. Evans	Private Placement (1)
11/22/00	Common Stock	1,000,000	Sherry Muller	Non-cash compensation for merger consulting services
11/22/00	Common Stock	1,000,000	Douglas Meyers, former CEO	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Melanie B. Anderson	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Lisa Wilde, former Secretary and Director	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Martin Bolodian, Former President and Director	Non-cash compensation for services provided.
11/22/00	Common Stock	250,000	Derek Dunn	Non-cash compensation for merger consulting services
11/22/00	Common Stock	350,000	Jeanette Dunn	Non-cash compensation for merger consulting services
01/02/01	Common Stock	3,800	William Tavertise	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Leo Bloom	Non-cash compensation for consulting services
01/02/01	Common Stock	100	Norma Mirsky	Non-cash compensation for consulting services
01/02/01	Common Stock	500	Ernest Washington	Non-cash compensation to employee
01/02/01	Common Stock	700	Gary C. Evans	Non-cash compensation for consulting services
01/02/01	Common Stock	2,500	Lydia Salas	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Clara Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Rolando Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Robert A. Carnavil	Non-cash compensation for consulting services
01/02/01	Common Stock	2,500	Jesse McGowan	Non-cash compensation to employee
01/02/01	Common Stock	250	Kristy I. Gorman	Non-cash compensation to employee
01/02/01	Common Stock	1,000	Patricia Herter	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Maryluz Sell	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Olga Olivares	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Maria Companiony	Non-cash compensation to employee
01/02/01	Common Stock	25,000	Christopher Thompson	Non-cash compensation to employee
01/02/01	Common Stock	20,000	Ray G. Clark	Non-cash compensation for consulting services
01/02/01	Common Stock	200,000	CR Capital Services, Inc.(2)	Non-cash compensation for corporate securities and legal services
01/03/01	Common Stock	100,000	Leon P. Wilde, Former CFO and Director	Non-cash compensation for services provided.
02/20/01	Common Stock	100,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	100,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	30	Patty Brick	Non-cash compensation for website consulting services
03/08/01	Common Stock	5,000	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	2,500	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	50,000	Deborah Ferretti	Non-cash compensation for consulting services
03/20/01	Common Stock	100,000	Jeanette Dunn	Non-cash compensation for consulting services
04/16/01	Common Stock	4,000	Martin Bolodian, Former President and Director	Non-cash compensation for services provided.
04/16/01	Common Stock	4,000	Eric Anderson, Former Vice-President	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Sherry Muller	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Lisa Wilde, Former Secretary and Director	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Douglas Meyers, Former CEO	Non-cash compensation for services provided
04/16/01	Common Stock	2,000	Leon Wilde, Former CFO and Director	Non-cash compensation for services provided
08/15/01	Common Stock	50,000	Deborah Ferretti	Non-cash compensation for consulting services
08/17/01	Common Stock	10,000	Richard P. Greene	Non-cash compensation for legal consulting services
09/12/01	Common Stock	15,000	The Research Works, Inc.	Non-cash compensation for consulting services
12/26/01	Common Stock	4,000	Patricia Herter	Non-cash compensation to employee
(1) We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved. The shares of restricted common stock were sold to private investors. All recipients either received adequate information about the Company or had access, through employment or other relationships, including business and personal relationships with the Company's management to such information.
(2) The Company canceled 160,000 shares issued in the name of the consultant in connection with its termination of its corporate securities consulting arrangement. The Company's present management believes that these shares were subsequently transferred to a third party accredited investor unrelated to the original holder.

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

We operate primarily in the State of Florida. Our business strategy is to increase the volume of our loan origination's, purchase and selling conventional loans on properties. We are a leading mortgage business in Palm Beach County in originating mortgage loans. Through a sales force of mortgage broker associates and loan officers, we solicit mortgage loans from real estate agents and builders.

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

Consolidated Results of Operations

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Our commission income for the year ended December 31, 2001 was $688,291 as compared to commission income of $522,015, or an increase by 32%. Our general and administrative expenses during the year ended December 31, 2001 were $1,826,103 compared to 3,905,235 in 2000. Our general and administrative expenses includes expenses for non-cash compensation for services provided by employees, officers, directors and vendors of $952,350 in 2001 and $1,530,400 in 2000, or a decrease by 38%. Our net loss for the year ended December 31, 2001 was $1,138,180 compared to a loss of $4,917,519. Our net loss for the year ended December 31, 2000 included a loss from discontinued operations related to our former Internet operations of $1,534,299. These losses resulted in a loss per share of $0.27 for the year 2001 and a loss per share of $1.45 for the year 2000. The loss per share for the year 2000 includes a loss per share of $.45 from discontinuing operations.

Liquidity and Capital Resources

We had total assets of $36,727 at December 31, 2000 compared to total assets of $49,210 at December 31, 2000. The decrease was mainly due to a decrease in current assets by $11,000.

Our total liabilities at December 31, 2001 were $80,871 compared to $24,024 at December 31, 2000.  Our liabilities at December 31, 2001 consisted of accounts payable and accrued expenses in the amount of $40,286 compared to $24,024 at December 31, 2000 and payroll liabilities of $29,085 at December 31, 2001. We had long-term liabilities of $11,500 because of note issued to a director.

We had negative cash flows from our operating activities of $123,828 during 2001compared to negative cash flow from operating activities of $39,745 in 2000.

Cash flows used for investing activities was $4,303 in 2001 compared to $39,745.

Our cash flow from financing activities was $128,000 in 2001 compared to $75,000 in 2000. The Company received proceeds from the sale of common stock of $138,500 and $11,500 from a loan from a director. See also note 5 Stock Transactions to the notes to the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Royal Finance, Inc. and Subsidiary

Index to Consolidated Financial Statements

Independent Auditors' Report	21
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Stockholders' Equity (Deficit)	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	27

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Royal Finance, Inc.
301 Clematis St., Suite 3000
West Palm Beach, Florida 33401

Members of the Board:

We have audited the accompanying consolidated balance sheets of Royal Finance, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Finance, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations, its changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has had recurring losses, has minimal assets, and has total liabilities of approximately $81,000 as of December 31, 2001. As of the date of these consolidated financial statements, no capital has been raised, and as such there is no assurance that the Company will be successful in its efforts to raise the necessary capital to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                /s/ Grassano Accounting, P.A.

Boca Raton, Florida
April 9, 2002

Royal Finance, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$556	$687
Commissions Receivable	3,981	14,939
Total current assets	4,537	15,626

Property and equipment:
Computer equipment	6,504	5,086
Furniture, fixtures and equipment	32,918	30,033
	39,422	35,119
Less: Accumulated depreciation	9,832	4,235
Net property and equipment	29,590	30,884

Other assets:
Ddeposits	2,600	2,700
Total other assets	2,600	2,700
Total assets	$36,727	$49,210

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Accounts Payable and Accrued Expenses	$40,286	$24,024
Payroll taxes payable	29,085	-
Total current liabilities	69,371	24,024

Long-term liabilities:
Note payable-director	11,500	-
Total liabilities	80,871	24,024

Preferred Stock $10 par value 1,000 shares
authorized, issued and outstanding	10,000	10,000
Common Stock, $.01 par value 20,000,000 shares authorized 4,639,358 shares issued and 4,139,358 outstanding in 2001 and 3,403,045 issued and outstanding in 2000	46,394	34,030
Additional Paid-In Capital	8,558,439	7,468,453
Less: Stock subscriptions receivable	(11,500)	-
Accumulated deficit	(8,625,477)	(7,487,297)
Less: Treasury stock at cost, 500,000 shares	(22,000)	-
Total stockholders' equity (deficit)	(44,144)	25,186
Total liabilities and stockholders' equity (deficit)	$36,727	$49,210
The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Consolidated Statements of Operations
	Years Ended December 31,
	2001	2000

Commission income	$688,291	$522,015

Operating expenses
General and administrative	1,826,103	3,905,235
Loss from continuing operations	(1,137,812)	(3,383,220)

Other income (expense)
Interest income	340	-
Interest expense	(708)	-
Loss from discontinued operations	-	(1,534,299)

Net loss	$(1,138,180)	$(4,917,519)

Basic and diluted income (loss) per common share from:
Continued operations	$(0.27)	$(1.00)
Discontinued operations	$-	$(0.45)
Net loss	$(0.27)	$(1.45)
Basic and diluted weighted average common shares outstanding	4,211,208	3,378,544
The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2001 and 2000

	Preferred Stock		Common Stock		Additional	Stock
	Number of		Number of		Paid-in	Subscriptions	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total
Balance, December 31, 1999 (unaudited)	-	$-	3,350,032	$33,500	$5,873,583	$-	$(2,569,778)	$-	$3,337,305
Preferred stock issued	1,000	10,000	-	-	5,000	-	-	-	15,000
Common stock issued as compensation for services	-	-	28,833	288	864,712	-	-	-	865,000
Common stock issued in private placement	-	-	2,000	20	59,980	-	-	-	60,000
Common stock issued as compensation for services	-	-	667	7	19,993	-	-	-	20,000
Common stock issued as compensation for services	-	-	21,513	215	645,185	-	-	-	645,400
Net loss	-	-	-	-	-	-	(4,917,519)	-	(4,917,519)

Balance, December 31, 2000	1,000	10,000	3,403,045	34,030	7,468,453	-	(7,487,297)	-	25,186
Common shares issued for compensation to employees, officers, and directors	-	-	624,480	6,245	831,105	-	-	-	837,350
Issued common stock in purchase of treasury stock	-	-	100,000	1,000	(1,000)	-	-	(22,000)	(22,000)
Issued common stock to vendors for services	-	-	287,500	2,875	112,125	-	-	-	115,000
Employee purchased stock under stock option agreement	-	-	225,000	2,250	147,750	(11,500)	-	-	138,500
Cancelled stock issued to vendor	-	-	(667)	(6)	6	-	-	-	-
Net loss	-	-	-	-	-	-	(1,138,180)	-	(1,138,180)
Balance, December 31, 2001	1,000	$10,000	4,639,358	$46,394	$8,558,439	$(11,500)	$(8,625,477)	$(22,000)	$(44,144)
The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,138,180)	$(4,917,519)
Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation	5,597	3,759
Loss from sale of securities	-	4,627
Stock issued to employees, officers, directors
and vendors for services	952,350	1,530,400
Stock recapitalization	-	3,347,559
Decrease (increase) in commissions receivable	10,958	(14,939)
Decrease (increase) in deposits	100	(700)
Increase in accounts payable and accrued expenses	16,262	12,024
Increase in payroll taxes payable	29,085	-
Net cash provided by (used in) operating activities	(123,828)	(34,789)

Cash flows from investing activities:
Proceeds from sale of securities	-	141,264
Purchase of securities	-	(145,891)
Purchase of property and equipment	(4,303)	(35,118)
Net cash provided by (used in) investing activities	(4,303)	(39,745)

Cash flows from financing activities:
Proceeds from note payable	11,500	-
Proceeds from sale of common stock	138,500	60,000
Proceeds from sale of preferred stock	-	15,000
Purchase of treasury stock	(22,000)	-
Net cash provided by (used in) financing activities	128,000	75,000

Increase (decrease) in cash	(131)	466
Cash at beginning of period	687	221
Cash at end of period	$556	$687

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash transactions:

In January 2000, the Company authorized and issued 1,000 shares of Class A Preferred Stock at $10 par value. Each share of Class A Preferred Stock has one vote for every 3,000 shares of Common Stock. The Preferred Stock is non-participating with respect to dividends.

Form S-8 also provided for the issuance of 1,667 shares to the Company’s Corporate Securities Counsel in consideration for continuing services in connection with the preparation and review of all corporate securities filings with the Securities and Exchange Commission and such other contracts and agreements between the Company and third parties as were requested. An expense of $50,000 was charged to expenses in these financial statements.

The Chief Financial Officer received an additional 500 shares in exchange for services. Compensation of $15,000 has been recorded in these financial statements as consulting fees.

In March 2000, the Company entered into an agreement with a consultant and issued 26,667 shares. An expense related to these shares of $800,000 was expensed in these financial statements, valued at the private placement offering.

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

In January 2001, the Company issued 191,350 shares of common stock to employees and officers as compensation for services rendered. An addition 200,000 shares were issued to a consultant. The stock was valued at $.70 per share.

On February 15, 2001, the Company adopted a 2001 stock option plan and agreement for employees, officers, directors and consultants for an aggregate of up to one million shares of the Company’s common stock. In the same resolution, the Company granted an employee (the loan officer) the options to purchase 100,000 shares of common stock at $.50 per share, 100,000 shares at $1.00, 100,000 shares at $1.50, and 100,000 shares at $2.00. On February 15, 2001 the employee exercised her first option and paid the exercise price of $50,000 for 100,000 shares of common stock. During March, May, and October 2001, the employee bought another 125,000 shares, paid $87,500, and owes $11,500 as of December 31, 2001. All of the options expire on February 15, 2002.

In March 2001, the Company purchased 600,000 shares of common stock from former principal share shareholders, officers and directors for $22,000 and reissued 100,000 shares back to them.

On March 8, 2001, 2,530 shares of common stock were issued to an employee as compensation for services. In the same month, 50,000 shares were issued to the wife of a dead director as compensation. The stock was valued at $.70 per share.

In April 2001, the Company field Form S-8 with the Securities and Exchange Commission (SEC) to provide 22,000 shares of common stock which were issued to employees, officers, and directors. The stock was valued at $2.35 per share.

In May 2001, the Company field Form S-8 with the SEC to provide 3,200 to employees. The stock was valued at $2.80 per share.

In August 2001, the Company filed Form S-8 with SEC to provide for 131,900 shares which were issued to the Chief Executive Officer, the Chief Financial Officer, and consultants and counsel of the company.

In September 2001, the Company field Form S-8 with the SEC to issue 200,000 shares of common stock to officers and directors. The stock was valued at $1.80 per share.

On November 2, 2001, the Company issued 50,000 shares to a consultant for future services that were never provided.

On December 26, 2001, the Company issued 61,000 shares to officers, directors, and legal counsel of the Company. Each share was valued at $1.00.

The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization:

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

The Company acquired its wholly owned subsidiary American Florida Realty, Inc., a Florida corporation, in January 2000 at a price which was $5,844 less than the net assets acquired. This difference was applied by reducing the carrying value of the Subsidiary’s property and equipment. The Subsidiary operates as a real estate broker in the State of Florida.

2. Significant Accounting Policies:

Principles of consolidation:

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation:

Property additions, major renewals and betterments are included in the assets accounts at cost. Maintenance, repairs and minor renewals are charged to earnings when incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for computer equipment and seven years for furniture and fixtures.

Fair Value of Financial Instruments:

The fair value of the Company’s financial instruments, consisting of commissions receivable and accounts payable, approximate their carrying value.

Long-Lived Assets:

The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits for the period ending December 31, 2001 and 2000.

Earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the stock options were exercised. Because of the net loss, diluted earnings (loss) per share will be the same as basic for the year ending December 31, 2001 and 2000.

Comprehensive income:

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Recent accounting pronouncements:

In the periods reported, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement had no impact on the Company’s financial statements as the Company’s financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

3. Business Combination

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

In conjunction with the business combination, the company discontinued its internet design of web and image sites products and custom software as of October 20, 2000. The net assets of the web business were immaterial at the time of discontinuance. The following represents the data on the discontinued operation:

2000
Revenues	$87,339
Loss from Discontinued Operation	$1,534,299

Prior period financial statements have been retroactively restated, for the stock, for the recapitalization and the discontinued operations.

4. Note Payable -Director

During the year ended December 31, 2001, the former Chairman of the Board advanced the Company $11,500. The principal plus accrued interest at the rate of 6% per annum will be repaid with shares of the Company’s common stock at the prevailing market price in the year 2002.

5. Stock Transactions

In January 2000, the Company authorized and issued 1,000 shares of Class A Preferred Stock at $10 par value. Each share of Class A Preferred Stock has one vote for every 3,000 shares of Common Stock. The Preferred Stock is non-participating with respect to dividends.

Form S-8 also provided for the issuance of 1,667 shares to the Company’s Corporate Securities Counsel in consideration for continuing services in connection with the preparation and review of all corporate securities filings with the Securities and Exchange Commission and such other contracts and agreements between the Company and third parties as were requested. An expense of $50,000 was charged to expenses in these financial statements.

The Chief Financial Officer received an additional 500 shares in exchange for services. Compensation of $15,000 has been recorded in these financial statements as consulting fees.

In March 2000, the Company entered into an agreement with a consultant and issued 26,667 shares. An expense related to these shares of $800,000 was expensed in these financial statements, valued at the private placement offering.

In March and June 2000, the Company raised an additional $60,000 in private placement by selling 2,000 shares of common stock.

In June 2000, the Company issued 667 shares to a consultant in exchange for services rendered. Expenses related to the issuance of these shares have been accounted for at the private placement offering of $1 per share. These shares were cancelled on November 5, 2001.

In July 2000, various consultants exercised their options to purchase a total of 21, 513 shares in lieu of compensation. The expenses related to the exercise of the options have been accounted for at the private placement offering of $1 per share.

In January 2001, the Company issued 191,350 shares of common stock to employees and officers as compensation for services rendered. An addition 200,000 shares were issued to a consultant. The stock was valued at $.70 per share.

On February 15, 2001, the Company adopted a 2001 stock option plan and agreement for employees, officers, directors and consultants for an aggregate of up to one million shares of the Company’s common stock. In the same resolution, the Company granted an employee (the loan officer) the options to purchase 100,000 shares of common stock at $.50 per share, 100,000 shares at $1.00, 100,000 shares at $1.50, and 100,000 shares at $2.00. On February 15, 2001, the employee exercised her first option and paid the exercise price of $50,000 for 100,000 shares of common stock. During March, May, and October 2001, the employee bought another 125,000 shares, paid $87,500, and owes $11,500 as of December 31, 2001. All of the options expire on February 15, 2002.

In March 2001, the Company purchased 600,000 shares of common stock from former principal shareholders, officers and directors for $22,000 and reissued 100,000 shares back to them.

On March 8, 2001, 2,530 shares of common stock were issued to on employee as compensation for services. In the same month, 50,000 shares were issued to the wife of a dead director as compensation. The stock was valued at $.70 per share.

In April 2001, the Company filed Form S-8 with the Securities and Exchange Commission (SEC) to provide 22,000 shares of common stock which were issued to employees, officers, and directors. The stock was valued at $2.35 per share.

In May 2001, the Company filed Form S-8 with the SEC to provide 3,200 to employees. The stock was valued at $2.80 per share.

In August 2001, the Company filed Form S-8 with the SEC to provide for 131,900 shares which were issued to the Chief Executive Officer, the Chief Financial Officer, and consultants and counsel of the company.

In September 2001, the Company filed Form S-8 with the SEC to issue 200,000 shares of common stock to officers and the directors. The stock was valued at $1.80 per share.

On November 2, 2001, the Company issued 50,000 shares to a consultant for future services that were never provided.

On December 26, 2001, the Company issued 61,000 shares to officers, directors and legal counsel of the Company. Each share was valued at $1.00.

6. Stock Option Activity

			Average per share
Options granted February 15, 2001	Shares subject to option		Exercise price		Market price
		$		$
	100,000		0.50		0.88
	100,000		1.00		0.88
	100,000		1.50		0.88
	100,000		2.00		0.88
Options exercised	(225,000)		0.67		1.85
Balance at Dec. 31, 2001	175,000		$1.79		$0.92

As presented in Note 5, the Board authorized the above stock options to the loan officer. Under APB 25, since the fair market value of the common stock is less than the strike price for the last 300,000 shares, no compensation has been recorded. Under SFAS 123, the 100,000 shares option at $.50 results in compensation of $39,000. The options for 1,000,000 shares have never been granted with exercise prices and have no value.

7. Income Taxes

At December 31, 2001, the Company has the following net operating loss carryforwards:

Financial Statement Basis	Income Tax Basis	Year of Expiration
$2,569,778	$2,542,578	2014
4,917,519	4,911,842	2015
1,138,180	368,971	2016
$8,625,477	$7,823,391

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control, the net operating losses which can be utilized each year will be limited under the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended.

8. Fourth Quarter Adjustments

In aggregate, the fourth quarter adjustments had the following effect on the financial statements.

Increase (decrease)
Current assets	(8,412)
Total assets	(13,707)
Current liabilities	35,228
Total liabilities	35,228
Common stock and additional paid-in	659,974
Commission income	8,412
Expenses	700,497
Net loss	(692,085)
Net loss per share	(.16)

9. Contingency

As a loan correspondent with Housing and Urban Development (HUD) the Company is required to maintain certain financial ratios, a net worth of $50,000 and liquid assets of 20% of net worth. The Company did not achieve these ratios as at December 31, 2001 and 2000.

Florida statutes require a mortgage lender/broker to have a net worth of $25,000. As of December 31, 2000, the Company met this requirement, but failed to meet it at December 31, 2001. As of the date of this report, the Company was still licensed in Florida but expects to lose its license at any time.

10. Lease Commitments

As of December 31, 2001, the Company was operating out of three offices. Two of the offices were closed in 2002. The remaining office’s lease expires January 31, 2003.

Future minimum lease payments are approximately as follows for years ended December 31:

2002	$41,842
2003	2,131
$43,973

11. Going Concern

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has minimal assets, and has total liabilities of approximately $81,000 as of December 31, 2001. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

12. Subsequent Event

On March 4, 2002, the Company filed Schedule 13D with the SEC reporting the purchase of 8,000,000 restricted shares by Kykuit Corporation for $.01 per share. Kykuit Corporation is controlled by the Company recently elected directors, who were also appointed as the Company's new president and secretary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company is also filing this Current Report on Form 8-K to report a change in certifying accountants. The Company filed a Form 8-K/A on October 12, 2001 pursuant to which it announced that its independent public accountant, Mark Escoffery, P.A., resigned as the Company's accountant. The board of directors on February 26, 2002, engaged Grassano Accounting, P.A., to audit the Company's financial statements for its fiscal year ended December 31, 2001, which change took place in connection with the Company's change in control.

(a)(1) Previous Independent Accountant

(i) The Company's financial statements for its fiscal years ended December 31, 2000 and 1999 were audited by Mark Escoffery, P.A., which firm resigned effective October 12, 2001.
(ii) The audit reports of Mark Escoffery, P.A. on the financial statements of the Company for the years ended December 31, 2000 and 1999, dated March 27, 2001 and April 3, 2000, respectively, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, but was qualified as to a going concern uncertainty.
(iii) The decision to engage the firm of Grassano Accounting, P.A. for the audit of the Company's financial statements for its year ended December 31, 2001 was made by the majority of the Company's board of directors, effective February 25, 2002, as a result of the change in control and the fact that the Company's prior accountant had resigned.
(iv) During the fiscal year ended December 31, 2000 and through the date of the resignation of Mark Escoffery, P.A., the Company has had no disagreements with its former accountant, Mark Escoffery, P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
(v) The Company was furnished with a letter from Mark Escoffery, P.A. dated December 11, 2001 stating that it agreed with the disclosure in the Company's Form 8-K filed on December 13, 2001, as Exhibit 16.

(a)(2) Engagement of New Independent Accountant.

Effective as of February 26, 2002, Grassano Accounting, P.A. has been engaged by the Company as its independent accountant to audit the Company's financial statements for its year ended December 31, 2001.

(a)(3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 4 prior to the filing of this Form 8-K and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company during fiscal year 2001.

Name	Age	Position with the Company	Term
Douglas Meyers	45	CEO and Director	1999-2002(1)
Martin P. Bolodian	40	President, Director	1999-2002(2)
Lisa Wilde	39	Secretary, Director	1999-2002(3)
Leon Wilde	41	CFO, Director	1999-2002(3)
(1) Effective February 25, 2002, Douglas Meyers ceased being an officer of the Company and continued being a director of the Company. (2) On February 25, 2002, Martin P. Bolodian resigned as the Company's president and as a director. (3) Effective February 25, 2002, Leon Wilde resigned as a director and chief financial officer and Lisa Wilde, his spouse, resigned as a director and secretary.

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

At a special board meeting on February 25, 2002 duly held and called, Thomas J. Craft, Jr. and Richard Rubin were elected to the board of directors by majority vote of the board of directors. Following the election of Thomas J. Craft, Jr. and Richard Rubin to the board of directors of the Company, Lisa Wilde and Leon P. Wilde submitted their resignation as directors and officers of the Company. The current board of directors of the Company consists of Thomas J. Craft, Jr, Chairman, Richard Rubin and Douglas Meyers.

Thomas J. Craft, Jr.
Mr. Craft is an attorney practicing law under the laws of the State of Florida. Mr. Craft is the president, a director, corporate counsel and a principal shareholder of CR Capital Services, Inc., with offices in New York and West Palm Beach, Florida, and is engaged in the business of providing corporate securities compliance services to public companies and entities seeking to become public reporting companies under the Exchange Act. Mr. Craft from 1996 through 2001, served as the corporate secretary and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC since March 1996. From July 1994 to December 1997, Mr. Craft was also secretary and a director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years Mr. Craft has also been engaged in the private practice of law in West Palm Beach, FL. In addition, in August 2000, Mr. Craft  organized and became president and a director of Fifth Avenue Acquisition I Corp. and continues to be president and a director of Fifth Avenue Acquisition II Corp., both of which were formed to become reporting non-operating companies under the Exchange Act, for the purpose of entering into a business combination with an operating entity. In July 2001, Fifth Avenue Acquisition I Corp. entered into a merger agreement with PlanetLink Communications, Inc., which is engaged in the business of providing international telecommunications and satellite television services, and Mr. Craft resigned as an officer and director. Mr. Craft is also president, a director and principal shareholder of Kykuit Coproration, a Florida corporation, that is a principal shareholder of the Company. Reference is made to the Schedule 13D filed by Kykuit in March 2002 reporting its acquisition of control of the Company.

Richard Rubin
Richard Rubin is a nominee to the Company's board of directors. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. Mr. Rubin also serves as corporate secretary, a director and a principal shareholder of CR Capital Services, Inc. Mr. Rubin is also secretary, a director and a control shareholder of Kykuit Corporation. In addition, in  August 2000, Mr. Rubin  became secretary and a director of Fifth Avenue Acquisition I Corp. and continues to be secretary and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. entered into a merger agreement in July 2001 pursuant to which it became an operating entity, with new officers, directors and principal shareholders with the resignation by Mr. Rubin  as an officer and director. Mr. Rubin is also secretary, a director and principal shareholder of Kykuit Coproration.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the company to the Chief Executive Officer and the most highly compensated Executive Officers and key employees, whose total remuneration exceeded $100,000 for services rendered in all capacities to the company during the 1999 completed fiscal year, the only period since its inception in which any compensation was paid.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Douglas Meyers, C.E.O, Chairman	2001	0	0	4,000(2)	0	31,000(1)	0	0
Douglas Meyers, C.E.O, Chairman	2000	0	0	1,000,000(2)	0	50,000(1)	0	0
Martin P. Bolodian, President, Director	2001	0	0	4,000(2)	0	24,000(1)	0	0
Martin P. Bolodian, President, Director	2000	0	0	200,000	0	50,000(1)	0	0
Eric Anderson, Vice-President	2001	0	0	4,000(2)	0	6,500(1)	0	0
Eric Anderson, Vice-President	2000	0	0	0	0	50,000(1)	0	0
Lisa Wilde, Secretary, Director	2001	0	0	4,000(2)	0	24,000(1)	0	0
Lisa Wilde, Secretary, Director	2000	0	0	200,000(2)	0	50,000(1)	0	0
Leon P. Wilde CFO, Director	2001	0	0	2,000(2)	0	22,000(1)	0	0
Leon P. Wilde CFO, Director	2000	0	0	100,000	0	50,000(1)	0	0
(1) The Options were granted for services rendered at exercise prices ranging from $1.00 to $2.17 and expire in September 2003. (2) The Company issued these restricted shares as non-cash compensation for services as officer and/or directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2002, with respect to the number of shares beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held(1)	Percentage
Martin P. Bolodian, 1481 S Military Trail #14, West Palm Beach, FL 33415, Former officer and director	250,000	1.96%
Eric Anderson, 1481 S Military Trail # 14, West Palm Beach F1 33415, Former officer and director	4,000	0.00%
Lisa and Leon Wilde, 1481 S Military Trail # 14, West Palm Beach Fl 33415, Former officer and director	400,000	3.13%
Douglas Meyers, 1481 S Military Trail # 14, West Palm Beach Fl 33415, Former officer and director	1,061,834	8.32%
Sherry Muller, 1481 S Military Trail # 14, West Palm Beach Fl 33415	954,900	7.48%
Kykuit Corporation, 730 Fifth Avenue, 9th Floor, New York, NY 10019(2)	8,000,000	62.67%
All Executive Officers, Directors (3) as a Group	7,461,834	58.46%
(1) Based upon 12,764,358 shares issued and outstanding as of March 31, 2002.
(2) Thomas J. Craft, Jr. and Richard Rubin are the beneficial owner of 80% of Kykuit Corporation.

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

Name and Address of Beneficial Owner	Forms Filed
Martin P. Bolodian, 1481 S Military Trail #14, West Palm Beach, FL 33415	Forms 3 and 5, not filed
Eric Anderson, 1481 S Military Trail # 14, West Palm Beach F1 33415	Forms 3 and 5, not filed
Lisa Wilde, 1481 S Military Trail # 14, West Palm Beach Fl 33415	Forms 3 and 5, not filed
Leon Wilde, 1481 S Military Trail # 14, West Palm Beach Fl 33415	Forms 3 and 5, not filed
Douglas Meyers, 1481 S Military Trail # 14, West Palm Beach Fl 33415	Forms 3 and 5, not filed
Thomas J. Craft, Jr., 301 Clematis Street, Suite 3000, West Palm Beach, FL 33401	Forms 3
Richard Rubin, 730 Fifth Avenue, 9th Floor, New York, NY 10019	Forms 3
Kykuit Corporation, 730 Fifth Avenue, 9th Floor, New York, NY 10019	Forms 3 and Schedule 13D

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Items 10 and 11 above with respect to the issuance of shares

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K
During the year ended December 31, 2001, the Company filed a report on Form 8-K on November 14 announcing that Mark Escoffery, P.A. resigned as the Company's accountant so that Company could engage the services of another accountant. There were no disagreements between the Company and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Finance Inc., a Florida Corporation

Date: April 15, 2002

/s/ Thomas J. Craft, Jr., CEO and President