Form 10QSB
period 2002-03-31
ROYAL FINANCE INC
filed 2002-05-07
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Royal Finance, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000, West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

561-651-7336
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
Common Stock, $.001 par value 12,139,358 shares outstanding as of March 31, 2002.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Royal Finance, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,935	$556
Commissions Receivable	-	3,981
Total current assets	2,935	4,537

Property and equipment:
Computer equipment	6,504	6,504
Furniture, fixtures and equipment	32,918	32,918
	39,422	39,422
Less: Accumulated depreciation	11,231	9,832
Net property and equipment	28,191	29,590

Other assets:
Deposits	2,600	2,600
Total other assets	2,600	2,600
Total assets	$33,726	$36,727

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Accounts Payable and Accrued Expenses	$50,836	$40,286
Payroll taxes payable	37,077	29,085
Total current liabilities	87,913	69,371

Long-term liabilities:
Notes payable - stockholders	18,564	11,500
Total liabilities	106,487	80,871

Preferred Stock $10 par value 1,000 shares
authorized, issued and outstanding	10,000	10,000
Common Stock, $.001 par value 20,000,000 shares authorized 12,639,358 shares issued and 12,139,358 shares outstanding in 2002, and 4,639,358 shares issued and 4,139,358 outstanding in 2001 and 3,403,045 issued and outstanding in 2000	126,394	46,394
Additional Paid-In Capital	8,558,439	8,558,439
Less: Stock subscriptions receivable	(91,500)	(11,500)
Accumulated deficit	(8,654,084)	(8,625,477)
Less: Treasury stock at cost, 500,000 shares	(22,000)	(22,000)
Total stockholders' equity (deficit)	(72,751)	(44,144)
Total liabilities and stockholders' equity (deficit)	$33,726	$36,727
The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2002	2001

Commission income	$49,054	$211,293

Operating expenses
Selling, general and administrative	81,348	278,714
Loss from operations	(32,294)	(67,421)

Other income (expense)
Forgiveness of debt	3,684	-
Interest income	3	-

Net loss	$(28,607)	$(67,421)

Basic and diluted net loss per common share	(.00)	(.02)
Basic and diluted weighted average common shares outstanding	7,750,469	3,453,045
The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(28,607)	$(67,421)
Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation	1,399	1,750
Stock issued to employees, officers, directors
and vendors for services	-	75,000
Decrease (increase) in commissions receivable	3,981	143
Increase in loans receivable	-	1,350
Decrease (increase) in deposits	-	(250)
Increase in accounts payable and accrued expenses	10,550	(5,126)
Increase in payroll taxes payable	7,992	-
Net cash provided by (used in) operating activities	(4,685)	2,746

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable	7,064	-
Proceeds from sale of common stock	-	50,000
Purchase of treasury stock	-	(22,000)
Net cash provided by (used in) financing activities	7,064	28,000

Increase (decrease) in cash	2,379	30,746
Cash at beginning of period	556	687
Cash at end of period	$2,935	$31,433

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash transactions:

On February 26, 2002, the Company issued 8,000,000 shares of common stock to a corporation controlled by the new directors in exchange for the corporation's paying off certain liabilities of the Company. The restricted shares were valued at $80,000 and resulted in that amount added to the subscriptions receivable.

The accompanying notes are an integral part of these consolidated financial statements.

Royal Finance, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Stock Transactions

On February 26, 2002, the Company issued 8,000,000 shares of common stock to a corporation controlled by the company's new directors in exchange for the corporation's paying off the liabilities of the Company. The stock was valued at $80,000, and that amount was added to the $11,500 balance of stock subscriptions receivable

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

4. Subsequent Events

On April 18, 2002, the Board of Directors adopted an amendment to the Articles of Incorporation that:

1) Increased the authorized shares of common stock to 250,000,000 and reduced the par value to $,001 per share,
2) Authorized 50,000,000 shares of nonvoting common stock with a par value of $.001 per share, and
3) Increased the authorized shares of preferred stock to 10,000,000 and reduced the par value to $.001 per share,

On April 23, 2002, the Company issued 2,480,000 shares of restricted common stock to two directors and 1,240,000 shares of restricted stock to a consultant. The stock was valued at $.05 per share.

On April 29, 2002, the Company filed form S-8 with the SEC to issue 3,850,000 shares of common stock to three consultants and an attorney for services to be rendered, The stock was valued at $.04 per share.

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

The Company's Board, at a special board meeting in April 2002, has determined after careful consideration of its present operations, that it is in the best interest of its shareholders to expand its business strategy to include the pursuit of new business opportunities. The goal is to develop and/or acquire interests in privately-held companies that are in the development-stage and are focused on biotechnology and related businesses. The Company also plans on offering specialized business services to companies in these business areas. Further, the Company intends to strategically invest in other companies that have demonstrated synergies with biotechnology companies and related businesses, and with companies in its existing business.

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

The Company, from time to time, shall also seek opportunities to provide capital, or otherwise arrange for third party financing to support our business strategy and the business objectives of the entities in which we may acquire an interest or to which we provide specialized business services. The Company expects to develop and refine its product and service offerings.

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

Consolidated Results of Operations

During the three month period ended March 31, 2002, we had commission income of $49,054, compared to $211,293 during the three-month  period of the prior year. We had a net loss of $28,607 for the three-month period ended March 31, 2002 compared to a net loss of $67,421for the three month period ended March 31, 2001. Our operating expenses decreased from $278,714 during the period ended March 31, 2001 compared to operating expenses of $81,348 during the first quarter of 2002.

Liquidity and Capital Resources

At March 31, 2002, we had current assets of $2,935 compared to current assets of $4,537 at December 31, 2001. We had total assets of $33,726 at March 31, 2002, compared to $36,726 at December 31, 2001. Our current liabilities were $87,077 at March 31, 2002 consisting of accounts receivable and accrued expenses and payroll payables, compared to $69,371 at December 31, 2001.

Cash flows used in operating activities during the period ended March 31, 2001 was $4,685 compared to cash provided of $2,750 during the same period in the prior year. Our negative cash flow from operations during the three-month periods ended March 31, 2002 was mainly attributable to our net loss offset by an increase in accounts payable and decrease in commission receivable.

We had no cash outflow for investing activities during the period ended March 31, 2002.

Cash flows provided by financing activities was $7,064 during the period ended March 31, 2002 compared to $28,000 during the same period in the prior year. The Company received proceeds of $7,064 from notes during the period ended March 31, 2002.

We have incurred an accumulated deficit as of March 31, 2002 of $8,654,084 compared to a deficit of $8,635,477 as of December 31, 2001.

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has minimal assets, and has total liabilities of approximately $106,487 as of March 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

On February 26, 2002, the Company issued 8,000,000 shares of restricted common stock to a corporation controlled by the new directors. The restricted shares were valued at $80,000 and resulted in that amount added to the subscriptions receivable.

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

(b) Form 8-K.

During the quarter ended March 31, 2002, the Company filed a Form 8-K on February 27, 2002 with disclosure under item 1. Changes in Control of Registrant; item 4. Changes in Registrant's Certifying Accountant; and Resignation of Directors and Executive Officers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Finance, Inc.

By: /s/ Thomas J. Craft
Thomas J. Craft, President and Director
Dated: May 7, 2007
West Palm Beach, Florida