Form 10QSB
period 2002-06-30
BIO STANDARD CORP
filed 2002-08-13
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Bio Standard Corporation
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
Common Stock, $.001 par value 21,961,236 shares outstanding as of June 30, 2002.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
Page
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Balance Sheets
	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$987	$556
Commissions Receivable	-	3,981
Total current assets	987	4,537

Property and equipment:
Computer equipment	-	6,504
Furniture, fixtures and equipment	-	32,918
	-	39,422
Less: Accumulated depreciation	-	9,832
Net property and equipment	-	29,590

Other assets:
Deposits	-	2,600
Total other assets	-	2,600
Total assets	$987	$36,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$49,816	$40,286
Payroll taxes payable	40,069	29,085
Total current liabilities	89,885	69,371

Long-term liabilities:
Notes payable - stockholders	25,564	11,500
Total liabilities	115,449	80,871

Preferred stock $10 par value 1,000 shares authorized, issued and outstanding	10,000	10,000
Preferred Class B, $.001 par value;
10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
21,961,236 shares issued and 21,911,236 outstanding at June 30, 2002,
and 4,639,358 shares issued and 4,589,358 shares outstanding at 2001	21,961	4,639
Common stock, non-voting, $.001 par value,
50,000,000 shares authorized, 0 issued and outstanding	-	-
Additional Paid-In Capital	9,648,371	8,600,194
Less: Stock subscriptions receivable	(295,500)	(11,500)
Accumulated deficit	(9,477,294)	(8,625,477)
Less: Treasury stock at cost, 50,000 shares	(22,000)	(22,000)
Total stockholders' equity (deficit)	(114,462)	(44,144)
Total liabilities and stockholders' equity (deficit)	$987	$36,727
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Continuing operations:
Revenue	$-	$-	$-	$-

Operating expenses
Consulting	517,500	-	517,500	-
Legal	114,000	-	114,000	-
Officers' compensation	150,000	-	150,000	-
Total expenses	781,500	-	781,500	-

Income (loss) from continuing operations:	(781,500)	-	(781,500)	-

Discontinued operations:
Income (loss) from discontinued operations	(10,920)	(149,645)	(39,527)	(217,066)
Loss on disposal of discontinued operations	(30,791)	-	(30,791)	-
Total loss from discontinued operations	(41,711)	(149,645)	(70,318)	(217,066)
Net income (loss)	$(823,211)	$(149,645)	$(851,818)	$(217,066)

Basic earnings (loss) per common share:
From continuing operations	$(.09)	$-	$(.09)	$-
From discontinued operations	(.00)	(.35)	(.00)	(.60)
Net earnings (loss) per share	$(.09)	$(.35)	$(.09)	$(.60)

Basic weighted average common shares outstanding	9,161,187	417,212	4,986,863	364,333
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(851,818)	$(217,066)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	1,399	3,500
Loss of disposal of property and equipment	28,191	-
Stock issued to employees, officers, directors and vendors for services	781,500	127,500
Decrease (increase) in commissions receivable	3,981	(14,351)
Increase in loans receivable	-	(881)
Decrease (increase) in deposits	2,600	(5,195)
Increase in accounts payable and accrued expenses	9,530	8,975
Increase in payroll taxes payable	10,984	-
Net cash provided by (used in) operating activities	(13,633)	(97,518)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	14,064	-
Proceeds from sale of common stock	-	125,000
Purchase of treasury stock	-	(22,000)
Net cash provided by (used in) financing activities	14,064	103,000

Increase (decrease) in cash	431	5,482
Cash and cash equivalents at beginning of period	556	687
Cash and cash equivalents at end of period	$987	$6,169

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash transactions:

On February 26, 2002, the Company issued 8,000,000 shares (800,000 shares after the May 24, 2002 reverse stock split) of common stock to a corporation controlled by the new directors in exchange for the corporation's paying off the liabilities of the Company. The stock was valued at $80,000 and resulted in that amount added to the subscriptions receivable.
On April 22, 2002, the Company issued 4,960,000 shares (496,000 shares after reverse stock split) of common stock to its two officers and 1,240,000 shares (124,000 shares after split) to a consultant as compensation. The officers' services were valued at $150,000 and the consultant's at $37,500.
On April 29, 2002, the Company entered into a consulting agreement with three consultants whereby it issued them 3,850,000 (385,000 after reverse split) shares of common stock registered on Form S-8. The shares were valued at $.04 per share.
On April 30, 2002, the Company sold 8,000,000 shares of common stock (8,000,000 after split) to two unrelated corporations for a total subscription receivable of $104,000.
On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock (7,692,300) after split) to a corporation controlled by the directors for $100,000. On June 17, 2002, the Company issued the shares in exchange for a subscription receivable of $ 100,000.
On June 18, 2002, the Company entered into consulting services with four consultants whereby it issued 4,000,000 shares of common stock registered on Form S-8. The shares were valued at $.11 per share.

The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

On May 13, 2002, the Board of Directors changed the name of the Company from Royal Finance, Inc. to Bio Standard Corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Stock Transactions

On February 26, 2002, the Company issued 8,000,000 shares of common stock (800,000 shares after reverse stock split) to a corporation controlled by the company's new directors in exchange for the corporation's paying off the liabilities of the Company. The stock was valued at $80,000, and that amount was added to the $11,500 balance of stock subscriptions receivable.

On April 18, 2002, the Board of Directors adopted an amendment to the Articles of incorporation that:
1) Increased the authorized shares of common stock to 250,000,000 and reduced the par value to $.001 per share,
2) Authorized 50,000,000 shares of nonvoting common stock with a par value of $.001 per share, and
3) Authorized 10,000,000 shares of Class B preferred stock with a par value of $.001 per share.

On May 14, 2002, the Board of Directors, with written consent of the majority of shareholders of the Company, approved a one for ten share reverse stock split effective on May 24, 2002. These financial statements have been prepared as if the change in par value for common stock and the reverse stock split had occurred on December 31, 2000.

On April 22, 2002, the Company issued 2,480,000 (248,000 shares after reverse stock split) shares of restricted common stock to its officers and 1,240,000 shares of restricted stock to a consultant. The officers' services were valued at $75,000 each and the consultant's at $37,500.

On April 29, 2002, the Company field form S-8 with the SEC to issue 3,850,000 shares of common stock (385,000 shares after reverse stock split) to three consultants and an attorney for services rendered and to be rendered. The stock was valued at $.04 per share.

On April 30, 2002, the Company sold 8,000,000 shares of common stock (8,000,000 after split) to two unrelated corporations for total subscriptions receivable of $104,000.

On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock (7,692,300) after split) to a corporation controlled by the current directors for $100,000. On June 17, the Company issued the shares in exchange for a subscription receivable of $100,000.

On June 18, 2002, the Company filed form S-8 with the SEC to issue 4,000,000 shares of its common stock for the services of four consultants. The shares were valued at $.11 per share.

3. Stock Options

On May 2, 2002, the Company granted options for 350,000 shares of common stock to its officers under its 2001 Stock Option Plan at an exercise price of $.045. The options expire on May 2, 2007 and had not been exercised as of June 30, 2002. The market price at May 2, 2002 was $.04 per share; consequently, there is no value to the options.

4. Discontinued Operations

As of June 30, 2002, the Company has ceased its operations as a mortgage broker and real estate broker. The income (loss) from discontinued operations presented in the Consolidated Statements of Operations represents the loss from the mortgage and real estate brokerage operations. The loss on disposal of discontinued operations resulted from the disposal of the brokerage assets:

Computer equipment	$6,504
Furniture & fixtures	32,918
Less: Accumulated depreciation	(11,231)
Net property & equipment	28,191
Deposits	2,600
Loss on disposal of discontinued operations	$30,791

5. Going Concern

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

6. Subsequent Event

Oil June 26, 2002, the Company announced that it had entered into a Letter of Intent to acquire up to 80% of an unrelated privately held corporation in exchange for shares of the Company's common stock,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Effective October 20, 2000, the Company, which was formerly named GoNetgen.com, Inc., entered into a business combination with Royal Finance, Inc., a privately-held entity organized under the laws of Florida engaged in the mortgage finance business and related real estate business.  In connection with the business combination transaction, GoNetgen.com, Inc. changed its name to Royal Finance, Inc. This business combination was accounted for as an equity transaction and not as a merger, and Royal Finance, Inc. became a wholly-owned subsidiary of the Company. In connection with the business combination transaction, the shares of the Company's common stock were subject to a reverse stock recapitalization of 1 for 30 and the symbol for the Company's shares on the OTC:BB was changed to from NTGI to ROYA. The Company is sometimes referred to herein as "we", "us", or "our", as the case may be.

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

As a result of the Company's change in business strategy, the Company, at a board meeting duly called and held on May 13, 2002, authorized and approved the change of the name of the Company from Royal Finance, Inc. to Bio Standard Corporation.

Further, the board of directors, at a board meeting duly called and held on May 14, 2002, authorized and approved, with the consent of a majority of the issued and outstanding shares of common stock, a one for ten share recapitalization of its common stock. The recapitalization became effective on May 24, 2002 and the Company's new symbol BSTN is effective since on May 24, 2002.

The disclosure contained in this Form 10-QSB reflects a one for ten reverse share recapitalization effective April 18, 2002. This recapitalization was approved by written consent of the majority of the Company's shareholder pursuant the Florida Statutes.

All share information throughout this quarterly report has been adjusted for the reverse recapitalization.

Discontinued Operations

The Company has been operating in the mortgage business since October 2000 through its wholly-owned subsidiary American Florida Realty. Due to our continuing losses from American Florida Realty and the belief that these losses would continue and increase, it was determined by management of the Company and approved by the Board of Directors that it was in our best interests of the shareholders to discontinue our mortgage operations during the period ended June 30, 2002. The Company did not believe that it could continue to sustain operating losses. The Company believes that the discontinuation of its mortgage will permit it to reallocate its efforts and limited resources to seeking potential new business opportunities with potentially profitable operations.

Plan of Operations

The Company's new plan of operation is to develop and/or acquire interests in privately-held companies that are in the development-stage and are focused on biotechnology and related businesses. The Company also plans on offering specialized business services to companies in these business areas. Further, the Company intends to strategically invest in other companies that have demonstrated synergies with biotechnology companies and related businesses, and with companies in its existing business.

It is our present intention  to finance future acquisitions of equity interests in privately-held companies by issuing shares of our common stock. In the event that the common stock does not maintain a sufficient and attractive market value or potential acquisition candidates are unwilling to accept our shares as part of the consideration for an equity interest in their businesses, we may be required to seek other forms of financing in order to make our equity investment more attractive. We are also dependent upon our officers, employees and consultants accepting shares in lieu of cash compensation.

The Company, from time to time, may also seek opportunities to provide capital, or otherwise arrange for third party financing to support our business strategy and the business objectives of the entities in which we may acquire an interest or to which we provide specialized business services. The Company expects to develop and refine its product and service offerings.

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

Consolidated Results of Operations

The Company discontinued the operations of its wholly-owned subsidiary American Florida Realty during the period ended June 30, 2002. The statement of operations has been adjusted accordingly. The discussion of our results of operations relates to our discontinued mortgage operations. During the three month period ended June 30, 2002, we had revenues from commissions of $32,312 compared to $186,852 during the same period in the prior year. We had total expenses related to our discontinued mortgage operation of $385,465 for the three-month period ended June 30, 2002 compared to expenses of $336,497 for the three-month period ended June 30, 2001. Our net loss from our discontinued mortgage operation was $379,977 compared to a loss of 149,645 during the second quarter of 2001.

Liquidity and Capital Resources

At June 30, 2002, we had current assets of $987 compared, to current assets of $4,537 at December 31, 2001. We had total assets of $987 at June 30, 2002, compared to $36,727 at December 31, 2001. Our current liabilities were $89,885 at June 30, 2002 consisting of accounts payable and accrued expenses and payroll payables, compared to $69,371 at December 31, 2001.

Cash flows used in operating activities during the six-month period ended June 30, 2002 was $13,633, compared to cash used of $97,518 during the same period in the prior year. Our negative cash flow from operations during the six-month periods ended June 30, 2002 was mainly attributable to our net loss offset by non-cash compensation and an increase in accounts payable.

We had no investing activities during the six-month period ended June 30, 2002.

Cash flows provided by financing activities was $14,064 during the six-month period ended June 30, 2002 compared to $103,000 during the same period in the prior year. The Company received proceeds of $7,000 from notes issued to stockholders during the three-period ended June 30, 2002.

We have incurred an accumulated deficit as of June 30, 2002 of $9,477,294 compared to a deficit of $8,635,477 as of December 31, 2001.

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has minimal assets, and has total liabilities of approximately $115,449 as of June 30, 2002. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital from investors or the Company's management and to seek new potentially profitable business opportunities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

On April 30, 2002, the Company issued the following securities: 3,846,154 restricted shares of common stock to Trico Bancorp. for $50,000; 4,153,846 restricted shares of common stock to Alchemy Holdings, Inc. for $54,000 and on June 17, 2002 7,692,300 shares of restricted common stock to Kykuit Corporation, a corporation controlled by the Company's directors, for $100,000. On April 22, 2002, the Company issued 496,000 restricted shares to its officers for compensation and 124,000 restricted shares to a consultant. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved.

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

(b) Form 8-K.

During the quarter ended June 30, 2002, the Company filed a Form 8-K on April 29, 2002 with disclosure under Item 5., Other Events and Regulation FD Disclosure, that the Company, at a board meeting duly called and held on April 18, 2002, authorized an amendment to the Company's Article III of its Articles of Incorporation and that the Company's Board has determined after careful consideration of its present operations, that it is in the best interest of its shareholders to expand its business strategy to include the pursuit of new business opportunities. In addition, the Company disclosed under Item 6., Resignation of Directors and Executive Officers, that it had received the written resignation of Douglas Meyers, as director of the Company. The resignation was effective February 28, 2002.
The Company also filed a Form 8-K on May 16, 2002 with disclosure under Item 5., Other Events and Regulation FD Disclosure, that the Company, at a board meeting duly called and held on May 13, 2002, authorized and approved the change of the name of the Company from Royal Finance, Inc. to Bio Standard Corporation and the amendment to the Company's Article I of its Articles of Incorporation. Further, the Company disclosed under the same item that it authorized and approved, with the consent of a majority of the issued and outstanding shares of common stock, a one for ten share recapitalization of its common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royal Finance, Inc.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, President, CFO and Director
Dated: August 13, 2007
West Palm Beach, Florida