Form 10QSB
period 2002-09-30
BIO STANDARD CORP
filed 2002-11-20
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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
Common Stock, $.001 par value 23,961,236 shares outstanding as of September 30, 2002.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$556
Commissions Receivable	-	3,981
Available-for-sale securities	600,000	-
Total current assets	600,000	4,537

Property and equipment:
Computer equipment	-	6,504
Furniture, fixtures and equipment	-	32,918
	-	39,422
Less: Accumulated depreciation	-	9,832
Net property and equipment	-	29,590

Other assets:
Deposits	-	2,600
Total other assets	-	2,600
Total assets	$600,000	$36,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$56,488	$40,286
Payroll taxes payable	40,069	29,085
Total current liabilities	96,557	69,371

Long-term liabilities:
Notes payable - stockholders	18,578	11,500
Total liabilities	115,135	80,871

Preferred stock $10 par value 1,000 shares authorized, issued and outstanding	10,000	10,000
Preferred Class B, $.001 par value;
10,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
23,961,236 shares issued and 23,911,236 outstanding at September 30, 2002,
and 4,639,358 shares issued and 4,589,358 shares outstanding at December 31, 2001	23,961	4,639
Common stock, non-voting, $.001 par value,
50,000,000 shares authorized, 0 issued and outstanding	-	-
Additional Paid-In Capital	10,246,371	8,600,194
Less: Stock subscriptions receivable	(273,500)	(11,500)
Accumulated deficit	(9,499,697)	(8,625,477)
Less: Treasury stock at cost, 50,000 shares	(22,000)	(22,000)
Total stockholders' equity (deficit)	484,865	(44,144)
Total liabilities and stockholders' equity (deficit)	$600,000	$36,727
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Continuing operations:
Revenue	$-	$-	$-	$-

Operating expenses
Administrative	7,673	-	7,673
Consulting	-	-	517,500	-
Legal	-	-	114,000	-
Officers' compensation	-	-	150,000	-
Total expenses	7,673	-	789,173	-

Income (loss) from continuing operations:	(7,673)	-	(789,173)	-

Discontinued operations:
Income (loss) from discontinued operations	(10,000)	(178,087)	(49,527)	(395,153)
Loss on disposal of discontinued operations	(5,000)	-	(35,791)	-
Total loss from discontinued operations	(15,000)	(178,087)	(85,318)	(395,153)
Net income (loss)	$(22,673)	$(178,087)	$(874,491)	$(395,153)

Basic earnings (loss) per common share:
From continuing operations	$(.00)	$-	$(.07)	$-
From discontinued operations	(.00)	(.41)	(.01)	(1.02)
Net earnings (loss) per share	$(.09)	$(.41)	$(.08)	$(1.02)

Basic weighted average common shares outstanding	22,081,455	430,403	10,787,751	386,356
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
(Formerly Royal Finance, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(874,491)	$(395,153)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	1,399	5,250
Loss of disposal of property and equipment	28,191	-
Stock issued to employees, officers, directors and vendors for services	781,500	292,375
Decrease (increase) in commissions receivable	3,981	(2,546)
Increase in loans receivable	-	(881)
Decrease (increase) in deposits	2,600	(5,195)
Increase in accounts payable and accrued expenses	16,202	3,032
Increase in payroll taxes payable	10,984	-
Net cash provided by (used in) operating activities	(29,634)	(98,026)

Cash flows from investing activities:
Purchase of property and equipment		(4,303)
Net cash provided by (used in) investing activities	-	(4,303)

Cash flows from financing activities:
Proceeds from notes payable	7,078	-
Proceeds from sale of common stock	22,000	125,000
Purchase of treasury stock	-	(22,000)
Net cash provided by (used in) financing activities	29,078	103,000

Increase (decrease) in cash	(556)	671
Cash and cash equivalents at beginning of period	556	687
Cash and cash equivalents at end of period	$-	$1,358

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash transactions:

On February 26, 2002, the Company issued 800,000 shares of common stock to a corporation controlled by the new directors in exchange for subscriptions receivable valued at $80,000.
On April 22, 2002, the Company issued 496,000 shares of common stock to its two officers and 124,000 shares to a consultant as compensation. The officers' services were valued at $150,000 and the consultant's at $37,500.
On April 29, 2002, the Company entered into a consulting agreement with three consultants whereby it issued 385,000 shares of common stock registered on Form S-8. The shares were valued at $.04 per share.
On April 30, 2002, the Company sold 8,000,000 shares of common stock to two unrelated corporations for a total subscription receivable of $104,000 of which $22,000 has been paid.
On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock to a corporation controlled by the directors for $100,000. On June 17, 2002, the Company issued these shares in exchange for a subscription receivable of $100,000.
On June 18, 2002, the Company entered into consulting services with four consultants whereby it issued 4,000,000 shares of common stock registered on Form S-8. The shares were valued at $.11 per share.
On September 19, 2002, the Company issued 2,000,000 unregistered shares of its common stock in exchange for 21% of common stock of Palm Beach Rejuvenation Centres, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

On May 13, 2002, the Board of Directors changed the name of the Company from Royal Finance, Inc. to Bio Standard Corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Stock Transactions

On February 26, 2002, the Company issued 800,000 shares of common stock to a corporation controlled by the new directors in exchange for subscription receivable valued at $80,000.

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

On May 14, 2002, the Board of Directors approved a one for ten share reverse stock split effective on May 24, 2002. These financial statements have been prepared as if the change in par value for common stock and the reverse stock split occurred on December 31, 2000.

On April 22, 2002, the Company issued 248,000 shares of restricted common stock to its officers and 124,000 shares of restricted stock to a consultant. The officers’ services were valued at $75,000 each and the consultant’s at $37,500.

On April 29, 2002, the Company field form S-8 with the SEC to issue 385,000 shares of common stock to three consultants and an attorney for services to be rendered. The stock was valued at $.04 per share.

On April 30, 2002, the Company sold 8,000,000 shares of common stock (8,000,000 after split) to two unrelated corporations for total subscriptions receivable of $104,000 of which $22,000 have been paid.

On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock to a corporation controlled by the directors for $100,000. On June 17, the Company issued the shares in exchange for a subscription receivable of $100,000.

On June 18, 2002, the Company filed form S-8 with the SEC to issue 4,000,000 shares of its common stock for the services of four consultants. The shares were valued at $.11 per share.

On September 19, 2002, the Company entered into an agreement with Palm Beach Rejuvenation Centres, Inc. (PBRC), a Florida privately held corporation, whereby the Company issued 2,000,000 unregistered shares of its common stock for 21% of the outstanding shares of PBRC. This agreement was attached as an exhibit to the Company's Form 8-K filed on September 30, 2002.

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

4. Discontinued Operations

As of June 30, 2002, the Company has ceased its operations as a mortgage broker and real estate broker. The income (loss) from discontinued operations presented in the Consolidated Statements of Operations represents the loss from the mortgage and real estate brokerage operations. The loss on disposal of discontinued operations resulted from the disposal of the brokerage assets:

Computer equipment	$6,504
Furniture & fixtures	32,918
Less: Accumulated depreciation	(11,231)
Net property & equipment	28,191
Settlement of office lease	2,600
Deposits	2,600
Loss on disposal of discontinued operations	$35,791

5. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

6. Subsequent Event

On November 18, 2002, the Board approved a board resolution authorizing the cancellation of 4,153,846 shares of common stock issued on April 30, 2002 to an unrelated corporation and the associated stock subscription of $54,000 because of the non payment of the subscription price. The Company also cancelled the 800,000 shares issued on February 26, 2002 and the 7,692,300 shares issued on April 30, 2002 to a corporation controlled by the Company’s officers and the associated $180,000 in stock subscriptions receivable.

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

The Company's Board, at a special board meeting in April 2002, determined after careful consideration of the condition of its mortgage finance operations, to pursue new business opportunities. The goal is to develop and/or acquire interests in privately-held companies that are in the development-stage, including those focused on biotechnology and other businesses. The Company also plans on offering specialized business services to companies in these business areas. Further, the Company intends to strategically invest in other companies that have demonstrated synergies with biotechnology companies and related businesses, and with other entities in operating businesses. Investments will primarily be made using the Company's shares for the foreseeable future.

As a result of the Company's change in business strategy, the Company, at a board meeting duly called and held on May 13, 2002, authorized and approved the change of the name of the Company from Royal Finance, Inc. to Bio Standard Corporation.

Further, the board of directors, at a board meeting duly called and held on May 14, 2002, authorized and approved, with the consent of a majority of the issued and outstanding shares of common stock, a one for ten share recapitalization of its common stock. The recapitalization became effective on May 24, 2002 and the Company's new symbol "BSTN" became effective on May 24, 2002.

The disclosure contained in this Form 10-QSB reflects a one for ten reverse share recapitalization effective April 18, 2002. This recapitalization was approved by written consent of the majority of the Company's shareholder pursuant the Florida Statutes.

All share information throughout this quarterly report has been adjusted for the reverse recapitalization.

Discontinued Operations

The Company was engaged in the mortgage business from October 2000 through its wholly-owned subsidiary American Florida Realty. Due to continuing losses from American Florida Realty and the belief that these losses would continue and increase, it was determined by management of the Company and approved by the Board of Directors that it was in our best interests of the shareholders to discontinue our mortgage operations during the period ended June 30, 2002. The Company did not believe that it could continue to sustain operating losses and negative cash flow from operations. The Company believes that the discontinuation of its mortgage business will permit it to reallocate its efforts and limited resources to seeking potential new business opportunities.

Plan of Operations

The Company's new plan of operation is to develop and/or acquire interests in privately-held companies that are in the development-stage and are focused on biotechnology and other businesses. The Company also plans on offering specialized business services to companies in these business areas.

On September 19, 2002, the Company acquired in a share exchange agreement 21% of the shares of Palm Beach Rejuvenation Centres, Inc. ("PBRC"), Palm Beach, FL, a privately held Florida corporation, engaged in the business of human growth hormone and testosterone therapies. The Company issued 2 million unregistered shares of its common stock to the two shareholders of PBRC. The Company was granted the right to purchase an additional 59% of PBRC for $16 million in shares or cash. Based upon the closing bid price of the Company's shares on September 19, 2002, the value of the 2 million shares issued was $600,000. The Company filed a Form 8-K Current Report on September 30, 2002 with respect to this transaction. The Company has not generated any dividend income from its minority interest in PBRC nor does it anticipate any cash flow from this transaction.

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

The Company, from time to time, may also seek opportunities to raise capital, or otherwise arrange for third party financing to support our business strategy and the business objectives of the entities in which we may acquire an interest or to which we provide specialized business services. The Company expects to develop and refine its product and service offerings.

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

Consolidated Results of Operations

The Company discontinued the operations of its wholly-owned subsidiary, American Florida Realty, during the period ended June 30, 2002. The statement of operations has been adjusted accordingly. The discussion of our results of operations relates to our discontinued mortgage operations. During the three-month period ended September 30, 2002, we had losses from discontinued operations of $10,000 compared to $178,087 during the same period of the prior year. During the nine-month period ended September 30, 2002, we had losses from discontinued operations of $49,527 compared to $395,153 during the same period of 2001. We had losses on disposal of discontinued operations of $5,000 and $35,791, respectively, during the three and-nine month periods ended September 30, 2002.

We had losses from continuing operations of $7,673 for the three month period ended September 30, 2002 compared to -0- during the prior year. During the nine month period ended September 30, 2002 we had losses from continuing operations of $789,173 compared to -0- for the prior year. Non-cash expense of $781,500 related to the issuance of stock to employees, officers, directors, consultants and others during the nine-month period ended September 30, 2002, compared to $292,375 during the same period of 2001. Our net loss was $22,673 during the three-month period ended September 30, 2002 compared to $178,087 for the prior year.

Liquidity and Capital Resources

At September 30, 2002, we had current assets of $600,000, represented by our investment in PBRC in connection with the share exchange agreement. Our current assets were $4,537 at December 31, 2001. We had total assets of $600,000 at September 30, 2002, compared to $36,727 at December 31, 2001. Our current liabilities were $96,5575 at September 30, 2002, consisting of accounts payable and accrued expenses of $56,488 and payroll taxes payable in the amount of $40,069, compared to current liabilities of $69,371 at December 31, 2001. At September 30, 2002, the Company had long term liabilities of $18,578 compared to $11,500 at December 31, 2001, which long term liabilities are related to notes payable to two stockholders/former management.

Cash flows used in operating activities during the nine-month period ended September 30, 2002 was $29,634, compared to cash used of $98,026 during the same period in the prior year. Our negative cash flow from operations during the nine-month period ended September 30, 2002 was mainly attributable to our net loss offset by non-cash compensation and an increase in accounts payable.

We had no cash investing activities during the nine-month period ended September 30, 2002.

Cash flows provided by financing activities was $29,078 during the nine-month period ended September 30, 2002 compared to $103,000 during the same period in the prior year. The Company received proceeds of $7,078 from notes issued to stockholders and received $22,000 for subscriptions receivable due on a subscription of $50,000 from an unrelated party during the nine-period ended September 30, 2002.

We have incurred an accumulated deficit as of September 30, 2002 of $9,499,967 compared to a deficit of $8,625,477 as of December 31, 2001.

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has minimal assets, and has total liabilities of approximately $115,135 as of September 30, 2002. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional capital from investors, including its ability to collect subscriptions receivable from both related and unrelated parties, and its ability to borrow or otherwise raise capital from its officers, director and affiliates. The Company must also depend upon the willingness of its officers, directors, consultants and third parties to accept shares in lieu of cash for services provided to the Company. Subsequent to the period ended September 30, 2002, the Company's board of directors authorized the cancellation of 8,492,300 restricted shares issued to a corporation controlled by management and the cancellation of subscriptions receivable of $180,000, and the cancellation of 4,153,846 restricted shares issued to an unrelated corporation and the cancellation of a subscription receivable of $54,000 from such unrelated corporation. There can be no assurance that the Company will be able to collect on its subscriptions receivable, in which event the Company's financial condition and ability to continue operations could be materially adversely effected. The Company also plans to continue to seek new business opportunities.

Item 3. Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

On September 19, 2002, the Company issued 2,000,000 unregistered shares to the two principals of Palm Beach Rejuvenation Centres, Inc. in connection with the share exchange agreement attached as an exhibit to the Form 8-K filed on September 30, 2002. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10 (i) 1	Share Exchange Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 1 to Form 8-K filed on September 30, 2002
10 (i) 2	Option Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 2 to Form 8-K filed on September 30, 2002
99.1	Certification of Chief Executive Officer

(b) Form 8-K.

During the quarter ended September 30, 2002, the Company filed a Form 8-K on September 30, 2002 with disclosure under Item 2., Acquisition of Assets, that the Company entered into a share exchange agreement on September 19, 2002, pursuant to which the Company has acquired 21% of the issued and outstanding shares of common stock of Palm Beach Rejuvenation Centres, Inc. ("PBRC"), a Florida corporation. The consideration for the acquisition of 21% of PBRC shares was based upon a share exchange pursuant to which the Company issued  2,000,000 unregistered shares of the Company's common stock to the two shareholders of PBRC. The Company was also granted the right during the two-year period from September 19, 2002, to acquire an additional 59% of the PBRC shares for $16 million in cash or the Company's shares. If the payment is made in the Company's shares, it will be based upon the average closing bid price of the shares during the ten day period prior to the exercise of the option. The value of the 2,000,000 unregistered shares issued in connection with the initial 21% was $600,000. The Company considered in determining the number of shares issuable for the initial 21% the revenue growth and projected future revenue growth of PBRC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Standard Corporation

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Chief Executive Officer and Chairman
Dated: November 20, 2002
West Palm Beach, Florida