Form 10KSB
period 2002-12-31
BIO STANDARD CORP
filed 2003-04-15
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

Commission file number: 0-26307

Bio Standard Corporation
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

561-651-7336
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: none

As of February 28, 2003, there were 27,684,630 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 15,842,154 shares of the Issuer’s issued and outstanding common stock. 11,842,476 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially and affiliates thereof.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, ____). No documents are incorporated by reference.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background and Corporate History

Bio Standard Corporation was organized under the laws of the State of Florida in April 1998. The Company may sometimes be referred to as "we", "us", "our" among other such words as may be appropriate. The Company was organized under the name Netgen2000, Inc. Effective as of October 28, 2000,  we merged with and into GoNetgen.com, Inc.,  and changed the Company's name to Royal Finance, Inc.

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

This predecessor continued to develop its Internet marketing services business during the first and second quarters of 2000. However, during the summer of 2000, the Chairman and Chief Executive Officer of GoNetgen.com, Inc., Julian Ferretti, passed away. The management of GoNetgen.com evaluated its continuing Internet marketing services business operations and potential, together with representatives of the estate of Mr. Ferretti. The Company  determined to that it would be in the best interests of the shareholders that the start-up Internet related business be pursued as a private entity and that the Company pursue alternative business opportunities.

As a result of this evaluation, it was determined by the new management to enter into a merger with Royal Finance Inc., which was located in West Palm Beach, FL. and the Company entered into an agreement with Royal which was a privately-held entity organized under the laws of Florida engaged in the mortgage finance business and related real estate business.

The Company's Board, at a special board meeting in April 2002, determined after careful consideration of the condition of its mortgage finance operations, and the continuing negative cash flow, to pursue new business opportunities. The goal was to develop and/or acquire interests in privately-held companies that are in the development-stage, with a focus on biotechnology and other businesses.  It was management's intention  to utilize the Company's shares for these potential investments and acquisitions.

As a result of the Company's change in business strategy, the Company, at a board meeting in May 2002, authorized and approved the change of the name of the Company from Royal Finance, Inc. to Bio Standard Corporation and  authorized and approved a one for ten share recapitalization. The recapitalization became effective on May 24, 2002 and the Company's new symbol "BSTN" became effective on May 24, 2002.

The disclosure contained in this Form 10-KSB and all share information reflects a one for ten reverse share recapitalization.

Discontinued Operations

The Company was engaged in the mortgage business from October 2000 through a wholly-owned subsidiary. Due to continuing losses from the subsidiary, American Florida Realty, and the belief that these losses would continue and increase, it was determined by management of the Company and approved by the Board of Directors that it was in our best interests of the shareholders to discontinue our mortgage operations during the period ended June 30, 2002. The Company did not believe that it could continue to sustain operating losses and negative cash flow from operations. The Company believes that the discontinuation of its mortgage business will permit it to reallocate its efforts and limited resources to seeking potential new business opportunities or business combinations.

Employees

As of December 31, 2002, the Company had two part-time employees who are also the Company's officers and directors.

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

As of December 31, 2002, we had an accumulated deficit of $9,690,769. We incurred net losses of $1,065,292 for the year ended December 31, 2002, and net losses of $1,138,180 for the year ended December 31, 2001. Non-cash compensation accounted for a substantial portion of our losses for each year. Net losses may continue to increase unless and until we commence operations in a profitable venture, of which there can be no assurance. We may not become profitable. As a result, we will need to generate revenues from operations, which the Company is not presently doing. We have only a limited operating history, so you may experience difficulty in evaluating our business.  In addition, we changed our business model from our unprofitable real estate mortgage business to pursue other potential opportunities. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development and having no revenues. There can be no assurance that we will be able to acquire any interests in any operating company or will be able to generate any revenues.

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
- our ability to secure funding sources; and
- our ability to make acquisitions or acquire interests in other entities.

We may need additional capital in the future and additional financing may not be available.

We have no available cash resources and as a result, we will need to raise capital to fund our operations, including expenses associated with being a public company, of which there can be no assurance.

We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to effectively execute our business plan and continue our operations. As shown in the accompanying consolidated financial statements, we have suffered substantial recurring losses, have no assets and have total liabilities of approximately $45,000 as of December 31, 2002. These factors raise substantial doubt about our ability to continue as a going concern.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market have caused a reduction in the market price of our common stock. Moreover, we may be required to issue additional shares in acquisitions which could further depress our share price. There can be no assurance that any persons will accept shares in lieu of cash compensation for any services to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

During the first quarter of fiscal year 2002, the Company maintained its administrative offices at 1481 South Military Trail, Suite 14, West Palm Beach, Fl 33415. Following the change in early 2002, the Company moved its offices to 301 Clematis Street, Suite 3000, West Palm Beach, FL 33401. This office space is provided by our president at no cost to the Company. We believe that our office space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Market Information
Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board under the symbol BSTN. As of March 31, 2003, there were 10 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and the table below reflects such information.

	High	Low
Fiscal Year 2001
First Quarter Ending March 31,	$3.00	$1.12
Second Quarter Ending June 30,	$2.50	$0.87
Third Quarter Ending September 30,	$1.32	$0.19
Period Ending December 31,	$1.81	$1.12
Fiscal Year 2002
First Quarter Ending March 31,	$0.90	$0.08
Second Quarter Ending June 30,	$1.59	$0.04
Third Quarter Ending September 30,	$1.15	$0.17
Period Ending December 31,	$0.28	$0.01
Fiscal Year 2003
First Quarter Ending March 31,	$0.02	$0.01

(B) Holders
As of March 31, 2003, there were 228 shareholders.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
01/12/00	Common Stock	334	Ray G. Clark	Private Placement (1)
01/12/00	Common Stock	334	Frederick Dreury	Private Placement (1)
01/12/00	Common Stock	334	Philippe Jaulin	Private Placement (1)
01/12/00	Common Stock	167	Michael Ginsberg	Private Placement (1)
01/12/00	Common Stock	667	Alberto Benenati	Private Placement (1)
01/12/00	Common Stock	1,000	Realty Solutions, Inc.	Private Placement (1)
01/13/00	Common Stock	514	Sirous Ghanimati	Private Placement (1)
05/10/00	Common Stock	167	Douglas Meyers	Private Placement (1)
05/10/00	Common Stock	834	David and Miriam Feinberg	Private Placement (1)
09/29/00	Common Stock	667	Gary C. Evans	Private Placement (1)
11/22/00	Common Stock	1,000,000	Sherry Muller	Non-cash compensation for merger consulting services
11/22/00	Common Stock	1,000,000	Douglas Meyers	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Melanie B. Anderson	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Lisa Wilde	Non-cash compensation for services provided.
11/22/00	Common Stock	200,000	Martin Bolodian	Non-cash compensation for services provided.
11/22/00	Common Stock	250,000	Derek Dunn	Non-cash compensation for merger consulting services
11/22/00	Common Stock	350,000	Jeanette Dunn	Non-cash compensation for merger consulting services
01/02/01	Common Stock	3,800	William Tavertise	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Leo Bloom	Non-cash compensation for consulting services
01/02/01	Common Stock	100	Norma Mirsky	Non-cash compensation for consulting services
01/02/01	Common Stock	500	Ernest Washington	Non-cash compensation to employee
01/02/01	Common Stock	700	Gary C. Evans	Non-cash compensation for consulting services
01/02/01	Common Stock	2,500	Lydia Salas	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Clara Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Rolando Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Robert A. Carnavil	Non-cash compensation for consulting services
01/02/01	Common Stock	2,500	Jesse McGowan	Non-cash compensation to employee
01/02/01	Common Stock	250	Kristy I. Gorman	Non-cash compensation to employee
01/02/01	Common Stock	1,000	Patricia Herter	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Maryluz Sell	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Olga Olivares	Non-cash compensation to employee
01/02/01	Common Stock	5,000	Maria Companiony	Non-cash compensation to employee
01/02/01	Common Stock	25,000	Christopher Thompson	Non-cash compensation to employee
01/02/01	Common Stock	20,000	Ray G. Clark	Non-cash compensation for consulting services
01/02/01	Common Stock	200,000	CR Capital Services, Inc.	Non-cash compensation for corporate securities and legal services
01/03/01	Common Stock	100,000	Leon P. Wilde	Non-cash compensation for services provided.
02/20/01	Common Stock	100,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	100,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	30	Patty Brick	Non-cash compensation for website consulting services
03/08/01	Common Stock	5,000	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	2,500	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	50,000	Deborah Ferretti	Non-cash compensation for consulting services
03/20/01	Common Stock	100,000	Jeanette Dunn	Non-cash compensation for consulting services
04/16/01	Common Stock	4,000	Martin Bolodian	Non-cash compensation for services provided.
04/16/01	Common Stock	4,000	Eric Anderson	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Sherry Muller	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Lisa Wilde	Non-cash compensation for services provided
04/16/01	Common Stock	4,000	Douglas Meyers	Non-cash compensation for services provided
04/16/01	Common Stock	2,000	Leon Wilde	Non-cash compensation for services provided
08/15/01	Common Stock	50,000	Deborah Ferretti	Non-cash compensation for consulting services
08/17/01	Common Stock	10,000	Richard P. Greene	Non-cash compensation for legal consulting services
09/12/01	Common Stock	15,000	The Research Works, Inc.	Non-cash compensation for consulting services
12/26/01	Common Stock	4,000	Patricia Herter	Non-cash compensation to employee
04/22/02	Common Stock	2,480,000	Thomas J. Craft, Jr.	Non-cash compensation for serving as officer and director.
04/22/02	Common Stock	2,480,000	Richard Rubin	Non-cash compensation for serving as officer and director.
04/22/02	Common Stock	1,240,000	Ivo Heiden	Non-cash compensation for services provided
04/30/02	Common Stock	3,846,154	Trico Bancorp.	Private Placement at $0.013
07/11/02	Common Stock	15,000	Lydia Salas	Non-cash compensation to employee
09/19/02	Common Stock	1,000,000	Joe Raich	Share Exchange Agreement
09/19/02	Common Stock	1,000,000	Glenn Stephanos	Share Exchange Agreement
12/10/02	Common Stock	637,000	Barry Gross	Settlement of debt
12/10/02	Common Stock	4,000,000	Thomas J. Craft, Jr.	For legal services
12/10/02	Common Stock	5,000,000	CR Capital Services, Inc.	Non-cash compensation for securities compliance services at $.02
12/10/02	Common Stock	2,500,000	CR Capital Services, Inc.	Private Placement at $0.01
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

As a result of the Company's change in business strategy, the Company, at a board meeting duly called and held on May 13, 2002, authorized and approved the change of the name of the Company from Royal Finance, Inc. to Bio Standard Corporation. The Company's board with the consent of a majority of the issued and outstanding shares of common stock, a one for ten share recapitalization of its common stock and the Company's new symbol "BSTN" became effective on May 24, 2002.

Discontinued Operations

The Company was engaged in the mortgage business from October 2000 through early 2002. Due to continuing losses from this operation and the belief that these losses would continue and increase, it was determined by management of the Company and approved by the Board of Directors that it was in the best interest of the shareholders to discontinue our mortgage operations. These operations were discontinued during the period ended June 30, 2002. The Company did not believe that it could continue to sustain operating losses and negative cash flow from operations. The Company believes that the discontinuation of its mortgage business will permit it to reallocate its efforts and limited resources to seeking potential new business opportunities.

Following the discontinuation of our mortgage operations, the Company adopted a plan to acquire interests in privately-held companies that are in the development-stage and are focused on biotechnology and other businesses. On September 19, 2002, the Company entered into a share exchange agreement to acquire 21% of the shares of Palm Beach Rejuvenation Centres, Inc. ("PBRC"), Palm Beach, FL, a privately-held Florida corporation, engaged in the business of human growth hormone and testosterone therapies. The Company issued 2 million unregistered shares of its common stock to the two shareholders of PBRC. The Company was granted the right to purchase an additional 59% of PBRC for $16 million in shares or cash. During the first quarter of 2003, the Company and PBRC mutually agreed to terminate this share exchange agreement, in accordance with the terms of the agreement, due to the Company's inability to meet its obligations under the agreement. Our financial statements for the year ended December 31, 2002 were adjusted to reflect the termination of the agreement with PBRC. The Company never generated any income from its minority interest in PBRC.

While it has been our plan to seek minority equity interests in privately-held companies using our shares as consideration, the decline in our share price has raised substantial doubt as to our ability to pursue this plan, and potential acquisition candidates may be unwilling to accept our shares as consideration for an equity interest in their businesses. We may be required to seek other forms of financing in order to make our equity investment more attractive.

There can be no assurance that the Company will be able to identify, acquire or manage additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted.

Results of Operations

The Company discontinued the operations of its wholly-owned subsidiary, American Florida Realty, during the period ended June 30, 2002. The statement of operations have been adjusted accordingly. During the year ended December 31, 2002, we had a loss from continued operations of $1,023,051. This was principally due to non-cash compensation. During 2002, we had a loss from discontinued operations $42,241. During the year ended December 31, 2001, we had a loss from discontinued operations of $1,138,180.

Liquidity and Capital Resources

At December 31, 2002, we had no assets. At December 31, 2001, we had current assets of $4,537 and total assets of $36,727.  Our current liabilities were $44,455 at December 31, 2002 compared to $69,371 at December 31, 2001. Our total liabilities were $44,455 at December 31, 2002 and $80,871 at December 31, 2001.

Cash flows used in our operating activities during the year ended December 31, 2002 was $44,556, compared to cash used of $123,828 during the same period in the prior year. Our negative cash flow from operations during the year ended December 31, 2002 and 2001 was mainly attributable to our net loss offset by non-cash compensation.

We had no cash investing activities during the year ended December 31, 2002 compared to cash used for the purchase of property and equipment in the amount of $4,303 in 2001.

Cash flows provided by financing activities was $44,000 in 2002 compared to $128,000 during the year 2001. The Company received proceeds of $2,000 from notes issued and received $42,000 from the sale of its common stock in 2002.

We have incurred an accumulated deficit as of December 31, 2002 of $9,644,849 compared to a deficit of $8,604,369 as of December 31, 2001.

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has no assets, and has total liabilities of approximately $44,455 as of December 31, 2002.  These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise capital from investors, and its ability to borrow or otherwise raise capital from its officers and directors. The Company must also depend upon the willingness of its officers, directors, consultants and third parties to accept shares in lieu of cash for services provided to the Company. During the last quarter of 2002, the Company's board of directors authorized the cancellation of 8,492,300 restricted shares issued to an affiliated corporation and the cancellation of subscriptions receivable of $180,000, and the cancellation of 4,153,846 restricted shares issued to an unrelated corporation and the cancellation of a subscription receivable of $54,000 from such unrelated corporation. These cancellations were based upon the substantial doubt regarding collectibility of the subscriptions receivable.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Bio Standard Corporation
301 Clematis St., Suite 3000
West Palm Beach, Florida 33401

Members of the Board:

We have audited the accompanying consolidated balance sheets of Bio Standard Corporation (formerly Royal Finance, Inc.) and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio Standard Corporation (formerly Royal Finance, Inc.) and Subsidiary as of December 31, 2002 and 2001, and the results of its operations, its changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had recurring losses, has no assets, and has total liabilities of approximately $45,000 as of December 31, 2002, and has to merge with an operating company to commence its planned principal operations. As of the date of these consolidated financial statements, no target company has been identified. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                /s/ Grassano Accounting, P.A.

Boca Raton, Florida
April 11, 2003

Bio Standard Corporation
(Formerly Royal Finance, Inc.)
Consolidated Balance Sheet
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$-	$556
Commissions Receivable	-	3,981
Total current assets	-	4,537

Property and equipment:
Computer equipment	-	6,504
Furniture, fixtures and equipment	-	32,918
	-	39,422
Less: Accumulated depreciation	-	9,832
Net property and equipment	-	29,590

Other assets:
Deposits	-	2,600
Total other assets	-	2,600
Total assets	$-	$36,727

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Accounts Payable and Accrued Expenses	$11,862	$40,286
Payroll taxes payable	32,593	29,085
Total current liabilities	44,455	69,371

Long-term liabilities:
Note payable-director	-	11,500
Total liabilities	44,455	80,871

Preferred Stock $10 par value 1,000 shares
authorized, issued and outstanding	10,000	10,000
Common Stock, $.001 par value 250,000,000 shares authorized 24,464,590 shares issued and outstanding at 2002, and 463,936 issued and 413,936 outstanding at 2001	24,465	46,394
Common stock, non-voting, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Additional Paid-In Capital	9,644,849	8,558,439
Less: Stock subscriptions receivable	(33,000)	(11,500)
Accumulated deficit	(9,690,769)	(8,625,477)
Less: Treasury stock at cost, 500,000 shares	-	(22,000)
Total stockholders' deficit	(44,455)	(44,144)
Total liabilities and stockholders' equity (deficit)	$-	$36,727
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation
(Formerly Royal Finance, Inc.)
Consolidated Statements of Operations
	Years Ended December 31,
	2002	2001

Continuing operations:
Revenue	$-	$-

Operating expenses
Administrative	13,570	-
Consulting	620,481	-
Legal	194,000	-
Officers' compensation	195,000	-
Total expenses	1,023,051	-

Income (loss) from continuing operations	(1,023,051)	-

Discontinued operations:
Loss from discontinued operations	(6,450)	(1,138,180)
Loss on disposal of discontinued operations	(35,791)	-
Total loss from discontinued operations	(42,241)	(1,138,180)
Net income (loss)	$(1,065,292)	$(1,138,180)

Basic earnings (loss) per common share from:
Continued operations	$(0.08)	$-
Discontinued operations	$(0.00)	$(2.70)
Net loss	$(0.08)	$(2.70)
Basic and diluted weighted average common shares outstanding	13,485,329	421,121
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation
Formerly Royal Finance, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002 and 2001

	Preferred Stock		Common Stock		Additional	Stock
	Number of		Number of		Paid-in	Subscriptions	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total
Balance, December 31, 2000	1,000	$10,000	340,305	$340	$7,502,143	$-	$(7,487,297)	$-	$25,186
Common shares issued for compensation to employees, officers, and directors	-	-	62,448	62	837,288	-	-	-	837,350
Issued common stock in purchase of treasury stock	-	-	10,000	10	(10)	-	-	(22,000)	(22,000)
Issued common stock to vendors for services	-	-	28,750	29	114,971	-	-	-	115,000
Employee purchased stock under stock option agreement	-	-	22,500	23	149,977	(11,500)	-	-	138,500
Cancelled stock issued to vendor	-	-	(67)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,138,180)	-	(1,138,180)
Balance, December 31, 2001	1,000	$10,000	463,936	$464	$8,604,369	$(11,500)	$(8,625,477)	$(22,000)	$(44,144)

Issued common stock to pay off director loan	-	-	12,500	13	13,487	-	-	-	13,500
Common stock issued for compensation to officers and consultants	-	-	620,000	620	186,880	-	-	-	187,500
Common stock issued to attorney and consultants	-	-	385,000	385	153,615	-	-	-	154,000
Common stock sold under stock subscription and for cash	-	-	3,846,154	3,846	46,154	(28,000)	-	-	22,000
Common stock issued to attorney and consultants	-	-	4,000,000	4,000	436,000	-	-	-	440,000
Retired treasury stock	-	-	-	-	(22,000)	-	-	22,000	-
Issued common stock to consultant	-	-	637,000	637	2,344	-	-	-	2,981
Issued common stock to attorney	-	-	4,000,000	4,000	76,000	-	-	-	80,000
Issued common stock to consultant	-	-	5,000,000	5,000	95,000	-	-	-	100,000
Sold common stock under stock subscription	-	-	2,500,000	2,500	22,500	(5,000)	-	-	20,000
Common stock issued for compensation to officers	-	-	3,000,000	3,000	42,000	-	-	-	45,000
Write off former employee's stock subscription	-	-	-	-	(11,500)	11,500	-	-	-
Net loss	-	-	-	-	-	-	(1,065,292)	-	(1,065,292)
Balance, December 31, 2002	1,000	$10,000	24,464,590	$24,465	$9,644,849	$(33,000)	$(9,690,769)	$-	$(44,455)
The accompanying notes are an integral part of these consolidated financial statements.

Bio Standard Corporation
(Formerly Royal Finance, Inc.)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,065,292)	$(1,138,180)
Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation	1,399	5,597
Loss on disposal of property and equipment	28,191	-
Stock issued to employees, officers, directors
and vendors for services	1,009,481	952,350
Decrease (increase) in commissions receivable	3,981	10,958
Decrease (increase) in deposits	2,600	100
Increase (decrease) in accounts payable and accrued expenses	(28,424)	16,262
Increase in payroll taxes payable	3,508	29,085
Net cash used in operating activities	(44,556)	(123,828)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,303)
Net cash provided by (used in) investing activities	-	(4,303)

Cash flows from financing activities:
Proceeds from note payable	2,000	11,500
Proceeds from sale of common stock	42,000	138,500
Purchase of treasury stock	-	(22,000)
Net cash provided by financing activities	44,000	128,000

Increase (decrease) in cash	(556)	(131)
Cash at beginning of period	556	687
Cash at end of period	$-	$556

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Non-cash Transactions

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

On February 26, 2002, the Company issued 8,000,000 shares (800,000 shares after the May 24, 2002 reverse stock split) of common stock to a corporation controlled by the new directors in exchange for the corporation’s paying off the liabilities of the Company. The stock was valued at $80,000 and resulted in that amount added to the subscriptions receivable. On November 18, 2002, the Company cancelled these shares due to failure to pay the subscription.

On April 22, the Company issued 4,960,000 shares (496,000 shares after reverse stock split) of common stock to its two officers and 1,240,000 shares (124,000 shares after split) to a consultant as compensation. The officers’ services were valued at $150,000 and the consultant’s at $37,500.

On April 29, the Company entered into a consulting agreement with three consultants whereby it issued them 3,850,000 (385,000 after reverse split) shares of common stock registered on Form S-8. The shares were valued at $.04 per share.

On April 30, 2002, the Company sold 8,000,000 shares of common stock (8,000,000 after split) to two unrelated corporations for total subscriptions receivable of $104,000. On November 18, 2002, the Company cancelled the 4,153,846 shares of one of the corporations due to failure to pay the subscription. As of December 31, 2002, the other corporation had paid $22,000, leaving a subscription receivable of $28,000.

On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock to a corporation controlled by the directors for $100,000. On June 17, the Company issued the shares in exchange for a subscription receivable of $100,000. On November 18, 2002, the Company cancelled these shares due to the failure to pay the subscription.

On June 18, 2002, the Company entered into consulting services with four consultants whereby it issued 4,000,000 shares of common stock registered on Form S-8. The shares were valued at $.11 per share.

On September 19, 2002, the Company issued 2,000,000 shares of its common stock in exchange for 21% of the common stock of Palm Beach Rejuvenation Centres, Inc. On February 13, 2002, the Corporation terminated this agreement and cancelled the 2,000,000 shares. (See Note 5.)

On October 20, 2002, the Company retired the 50,000 shares of treasury stock.

On December 10, 2002, the Company issued 637,000 shares of its common stock to pay for $2,981 of services from a consultant.

On December 10, 2002, the Company issued 4,000,000 shares of common stock to an officer of the Company for legal services valued at $80,000. The Company issued 5,000,000 shares of common stock to a consulting firm owned by its two officers for services valued at $100,000. On the same date, the Company sold 2,500,000 shares of common stock to the consulting firm mentioned above under a subscription agreement for $20,000 cash and a stock subscription receivable of $5,000.

On December 12, 2002, the Company issued 3,000,000 shares of common stock to its two officers as compensation valued at $45,000.

The Company wrote off the $11,500 stock subscription receivable due from a former employee as of December 31, 2002.

Bio Standard Corporation
(Formerly Royal Finance, Inc.)
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

From October 2000 the Company operated as a mortgage broker. It was a loan correspondent for closing Federal Housing Agency (FHA) loans and was also licensed as a loan correspondent in the State of Florida.

The Company acquired its wholly owned subsidiary American Florida Realty, Inc., a Florida corporation, in January 2000 at a price which was $5,844 less than the net assets acquired. This difference was applied by reducing the carrying value of the Subsidiary’s property and equipment. The Subsidiary operated as a real estate broker in the State of Florida.

On May 13, 2002, the Board of Directors changed the name of the Company from Royal Finance, Inc. to Bio Standard Corporation.

As of June 30, 2002, the Company had ceased all its activities as a mortgage and real estate broker.

As of December 31, 2002, the subsidiary American Florida Realty, Inc. has been dissolved.

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

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits for the period ending December 31, 2002 and 2001.

Earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all of the stock options were exercised. Because of the net loss, diluted earnings (loss) per share will be the same as basic for the year ending December 31, 2002 and 2001.

Comprehensive income:

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at lease annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaced SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of A segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

3. Note Payable-Director

During the year ended December 31, 2001, the former Chairman of the Board advanced the Company $11,500. The principal plus accrued interest at the rate of 6% per annum will be repaid with shares of the Company’s common stock at the prevailing market price in the year 2002. During 2002, the former Chairman advanced the Company an additional $2,000. As of December 31, 2002, this debt has been repaid by the issuance of 12,500 shares of common stock.

4. Stock Transactions

In January 2001, the Company issued 191,350 shares of common stock to employees and officers as compensation for services rendered. An     additional 200,000 shares were issued to a consultant. The stock was valued at $.70 per share.

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

In August 2001, the Company filed Form S-8 with the SEC to provide for 131,900 shares which were issued to the Chief Executive Officer, the Chief Financial Officer, and consultants and counsel of the company. The legal counsel is an officer of the Company.

In September 2001, the Company filed Form S-8 with the SEC to issue 200,000 shares of common stock to officers and the directors. The stock was valued at $1.80 per share.

On November 2, 2001, the Company issued 50,000 shares to a consultant for future services that were never provided.

On December 26, 2001, the Company issued 61,000 shares to officers, directors and legal counsel (who is an officer) of the Company. Each share was valued at $1.00.

On February 26, 2002, the Company issued 8,000,000 shares (800,000 shares after the May 24, 2002 reverse stock split) of common stock to a corporation controlled by the new directors in exchange for the corporation’s paying off the liabilities of the Company. The stock was valued at $80,000 and resulted in that amount added to the subscriptions receivable. On November 18, 2002, the Company cancelled these shares due to failure to pay the subscription.

On April 18, 2002, the Board of Directors adopted an amendment to the Articles of Incorporation that:

  Increased the authorized shares of common stock to 250,000,000 and reduced the par value to $.001 per share,
  Authorized 50,000,000 shares of nonvoting common stock with a par value $.001 per share, and
  Authorized 10,000,000 shares of Class B preferred stock with a par value of $.001 per share.

On April 22, 2002, the Company issued 4,960,000 shares (496,000 shares after reverse stock split) of common stock to its two officers and 1,240,000 shares (124,000 shares after split) to a consultant as compensation. The officers’ services were valued at $150,000 and the consultant’s at $37,500.

On April 29, 2002, the Company entered into a consulting agreement with three consultants whereby it issued them 3,850,000 (385,000 after reverse split) shares of common stock registered on Form S-8. The shares were valued at $.04 per share.

On April 30, 2002, the Company sold 8,000,000 shares of common stock (8,000,000 after split) to two unrelated corporations for total subscriptions receivable of $104,000. On November 18, 2002, the Company cancelled the 4,153,846 shares of one of the corporations due to failure to pay the subscription. As of December 31, 2002, the other corporation had paid $22,000, leaving a subscription receivable of $28,000.

On April 30, 2002, the Board authorized the sale of 7,692,300 shares of common stock to a corporation controlled by the directors for $100,000. On June 17, the Company issued the shares in exchange for a subscription receivable of $100,000. On November 18, 2002, the Company cancelled these shares due to the failure to pay the subscription.

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

On September 19, 2002, the Company issued 2,000,000 shares of its common stock in exchange for 21% of the common stock of Palm Beach Rejuvenation Centres, Inc. On February 13, 2002, the Corporation terminated this agreement and cancelled the 2,000,000 shares. This transaction was recorded as of December 31, 2002 for these financial statements so that the $600,000 investment, recorded as part of the agreement at September 30, 2002, would not distort the present financial statements.

On October 20, 2002, the Company retired the 50,000 shares of treasury stock.

On December 10, 2002, the Company issued 637,000 shares of its common stock to pay for $2,981 of services from a consultant.

On December 10, 2002, the Company issued 4,000,000 shares of common stock to an officer of the Company for legal services valued at $80,000. The Company issued 5,000,000 shares of common stock to a consulting firm owned by its two officers for services valued at $100,000. On the same date, the Company sold 2,500,000 shares of common stock to the consulting firm mentioned above under a subscription agreement for $20,000 cash and a stock subscription receivable of $5,000.

On December 12, 2002, the Company issued 3,000,000 shares of common stock to its two officers as compensation valued at $45,000.

The Company wrote off the $11,500 stock subscription receivable due from a former employee as of December 31, 2002.

5. Stock Option Activity

			Average per share
Options granted February 15, 2001	Shares subject to option		Exercise price		Market price
		$		$
	100,000		0.50		0.88
	100,000		1.00		0.88
	100,000		1.50		0.88
	100,000		2.00		0.88
Options exercised	(225,000)		0.67		1.85
Balance at Dec. 31, 2001	175,000		$1.79		$0.92

As presented in Note 4, the Board authorized the above stock options to the loan officer. Under APB 25, since the fair market value of the common stock is less than the strike price for the last 300,000 shares, no compensation has been recorded. Under SFAS 123, the 100,000 shares option at $.50 results in compensation of $39,000. The options for 1,000,000 shares have never been granted with exercise prices and have no value. All 2001 options expired on February 15, 2002.

On May 2, 2002, the Company granted options for 350,000 shares of common stock to its officers under its 2001 Stock Option Plan at an exercise price of $.045. The options expire on May 2, 2007 and had not been exercised as of December 31, 2002. The market price at May 2, 2002 was $.04 per share; consequently there is no value to the options.

Discontinued Operations

As of June 30, 2002, the Company ceased its operations as a mortgage broker and real estate broker. The income (loss) from discontinued operations presented in the Consolidated Statements of Operations represents the loss from the mortgage and real estate brokerage operations. The loss on disposal of discontinued operations resulted from the disposal of the brokerage assets and the out-of-pocket cost of canceling an office lease:

Computer equipment	$6,504
Furniture and fixture	32,918
Less: Accumulated depreciation	(11,231)
Net property and equipment	28,191
Deposits	2,600
Cancellation of office lease	5,000
Loss on disposal of discontinued operations	$35,791

The 2001 statement of operations has been restated for the discontinued operations.

7. Income Taxes

At December 31, 2002, the Company has the following net operating loss carryforwards:

Financial Statement Basis	Income Tax Basis	Year of Expiration
$2,569,778	$2,542,578	2014
4,917,519	4,911,842	2015
1,138,180	368,971	2016
1,065,292	13,570	2017
$9,690,790	$7,836,961

Deferred taxes relating to the tax benefit the Company’s net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. Also, as a result of the Company’s change of control, the net operating losses which can be utilized each year will be limited under the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended.

8. Fourth Quarter Adjustments

In aggregate, the fourth quarter adjustments had the following effect on the financial statements.
Increase (decrease)
Current assets	$(600,000)
Total assets	(600,000)
Current liabilities	(52,102)
Total liabilities	(70,680)
Common stock and additional paid-in	(601,018)
Loss from Continued Operations	233,878
Loss from Discontinued Operations	(43,077)
Net loss	(190,801)
Net loss per share	(.01)

9. Going Concern

As shown in the accompanying consolidated financial statements, the Company has suffered substantial recurring losses, has no assets, and has total liabilities of approximately $45,000 as of December 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There are no operations. Management’s plans regarding this uncertainty is to seek potential merger candidates.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company's Form 8-K filed on February 27, 2002 disclosing a change in the Company's certifying accountants. The Company  previously filed a Form 8-K/A on October 12, 2001 pursuant to which it announced that its independent public accountant, Mark Escoffery, P.A., resigned as the Company's accountant. The board of directors on February 26, 2002, engaged Grassano Accounting, P.A., to audit the Company's financial statements for its fiscal year ended December 31, 2001, which change took place in connection with the Company's change in control.

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
(iii) The decision to engage the firm of Grassano Accounting, P.A. for the audit of the Company's financial statements for its year ended December 31, 2001, was made by the majority of the Company's board of directors, effective February 25, 2002, as a result of the change in control and the fact that the Company's prior accountant had resigned.
(iv) During the fiscal year ended December 31, 2000, and through the date of the resignation of Mark Escoffery, P.A., the Company has had no disagreements with its former accountant, Mark Escoffery, P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
(v) The Company was furnished with a letter from Mark Escoffery, P.A. dated December 11, 2001 stating that it agreed with the disclosure in the Company's Form 8-K filed on December 13, 2001, as Exhibit 16.

(a)(2) Engagement of New Independent Accountant.

Effective as of February 26, 2002, Grassano Accounting, P.A. was engaged by the Company as its independent accountant to audit the Company's financial statements for its year ended December 31, 2001.

(a)(3) The Company provided the former accountant with a copy of the disclosures made in the Form 8-K in Item 4 prior to the filing of the Form 8-K on February 27, 2002, and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree. The Company received a response from the former accountant stating that his firm agreed with the statements made in the Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company during fiscal year 2002.

Name	Age	Position with the Company
Thomas J. Craft, Jr.	38	President and Director
Richard Rubin	60	Secretary and Director

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. Each of the officers serves at the discretion of the Board of Directors.

At a special board meeting on February 25, 2002 duly held and called, Thomas J. Craft, Jr. and Richard Rubin were elected to the board of directors by majority vote of the board of directors. Following the election of Thomas J. Craft, Jr. and Richard Rubin to the board of directors of the Company, Lisa Wilde and Leon P. Wilde submitted their resignation as directors and officers of the Company. The current board of directors of the Company consists of Thomas J. Craft, Jr., Chairman and Richard Rubin.

Thomas J. Craft, Jr., President and Chairman
During the past five years Mr. Craft has also been engaged in the private practice of law in West Palm Beach, FL. Mr. Craft is the president, a director, corporate counsel and a principal shareholder of CR Capital Services, Inc., with offices in New York and West Palm Beach, Florida, and is engaged in the business of providing corporate securities compliance services to public companies and entities seeking to become public reporting companies under the Exchange Act. Mr. Craft from 1996 through 2001, served as the corporate secretary and a director of Globetel Communications Corp., formerly known as American Diversified Group, Inc., a public company. From July 1994 to December 1997, Mr. Craft was also secretary and a director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. In addition, in August 2000, Mr. Craft  organized and became president and a director of Fifth Avenue Acquisition I Corp. and continues to be secretary and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. In July 2001, Fifth Avenue Acquisition I Corp. entered into a merger agreement with PlanetLink Communications, Inc., which is engaged in the business of providing international telecommunications and satellite television services, and Mr. Craft resigned as an officer and director. Mr. Craft is a director of Western Silver-Lead Corporation, a public company organized in Idaho. Mr. Craft was elected as a director to American International Industries Inc., a public company located in Houston, TX.

Richard Rubin, Secretary and a Director
During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. Mr. Rubin also serves as corporate secretary, a director and a principal shareholder of CR Capital Services, Inc. In addition, in  August 2000, Mr. Rubin  became secretary and a director of Fifth Avenue Acquisition I Corp. and continues to be secretary and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. entered into a merger agreement in July 2001 with PlanetLink Communications Inc. and Mr. Rubin resigned as an officer and director. Mr. Rubin is also a director of Western Silver-Lead Corporation.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to the executive officers.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Thomas J. Craft, Jr., President	2002	0	0	22,500	14,880	0	0	0
Richard Rubin, Secretary	2002	0	0	22,500	14,880	0	0	0

(1)  The Company issued these shares as non-cash compensation for services as officers and directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2003, with respect to the number of shares beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held(1)	Percentage
Thomas J. Craft, Jr., 301 Clematis Street, Suite 300, West Palm Beach, FL 33401, President and Director	4,248,000	15,34%
Richard Rubin, 445 Park Avenue, 9th Floor, New York, NY 10022, Secretary and Director	248,000	0.89%
CR Capital Services, Inc., 445 Park Avenue, 9th Floor, New York, NY 10022 (2)	7,500,000	27.09%
Trico Bancorp, 750 Lexington Avenue, 30th Floor, New York, NY 10002	3,846,154	13.89%
All Executive Officers, Directors (2) as a Group	10,496,000	37.91%
(1) Based upon 27,684,630 shares issued and outstanding as of March 31, 2003.
(2) Thomas J. Craft, Jr. and Richard Rubin are the beneficial owner of 80% of CR Capital Services, Inc.

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

Name and Address of Beneficial Owner	Forms Filed
Thomas J. Craft, Jr., 301 Clematis Street, Suite 3000, West Palm Beach, FL 33401	Form 3
Richard Rubin, 730 Fifth Avenue, 9th Floor, New York, NY 10019	Form 3
Trico Bancorp, 750 Lexington Avenue, 30th Floor, New York, NY 10002	Form 3 and 5 not filed

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a securities compliance services agreement with CR Capital Services, Inc., an entity controlled by Messrs. Craft and Rubin, the Company's officers and directors. The agreement provided for the issuance of 5,000,000 restricted shares valued at $100,000, which was based upon the closing bid price of the shares on the date of the agreement.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
3(i)	Articles of Incorporation (filed as an exhibit to Form 10-SB/12g on June 9, 1999)
3(i)	Articles of Incorporation, as amended, previously filed
3(ii)	By-laws (filed as an exhibit to Form 10-SB/12g on June 9, 1999)

(b) Reports on Form 8-K
During the last quarter in the year ended December 31, 2002, the Company did not file a report on Form 8-K.

ITEM 14. CONTROL AND PROCEDURES

Based on their most recent evaluation and prior to the filing of this Form 10-KSB, the Company's President believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Standard Corporation

Date: April 15, 2003

/s/ Thomas J. Craft, Jr., President

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant's last fiscal year; and

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

CERTIFICATIONS

I, Thomas J. Craft, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Bio Standard Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4-15-2003

Thomas J. Craft, Jr., President
/s/ Thomas J. Craft, Jr.
President