Form 10QSB
period 2003-03-31
BIO STANDARD CORP
filed 2003-05-16
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Bio Standard Corporation
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8700 Warner Avenue, Fountain Valley, CA	92708
(Address of principal executive offices)	(Zip Code)

(714) 849-1522
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s common stock as of March 31, 2003: 25,669,590 shares, $0.001 par value.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

Bio Standard Corporation
Balance Sheet
	March 31,	Dec. 31,
	2003	2002
	(Unaudited
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Accounts Payable and Accrued Expenses	12,897	$11,862
Payroll taxes payable	32,593	32,593
Total current liabilities	46,999	44,455

Total liabilities	46,999	44,455

Preferred Stock $10 par value 1,000 shares
authorized, issued and outstanding	10,000	10,000
Common Stock, $.001 par value 750,000,000 shares authorized 25,669,590 shares issued and outstanding at 2003, and 24,464,590 issued and outstanding at 2002	25,670	24,465
Common stock, non-voting, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Additional Paid-In Capital	9,665,333	9,644,849
Less: Stock subscriptions receivable	(28,000)	(33,000)
Accumulated deficit	(9,720,002)	(9,690,769)
Less: Treasury stock at cost, 500,000 shares	-	-
Total stockholders' deficit	(46,999)	(44,455)
Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Bio Standard Corporation
Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2003	2002

Continuing operations:
Revenue	$-	$-

Operating expenses
Administrative	2,544	-
Consulting	14,000	-
Officers' compensation	12,690	-
Total expenses	29,234	-

Income (loss) from continuing operations	(29,234)	-

Discontinued operations:
Income (loss) from discontinued operations	-	(28,607)
Loss on disposal of discontinued operations	-	-
Total loss from discontinued operations	-	(28,607)
Net income (loss)	$(29,234)	$(28,607)

Basic and diluted earnings (loss) per common share from:
Continued operations	$(0.00)	$-
Discontinued operations	$-	$(0.00)
Net earnings (loss) per shares	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	25,187,590	7,750,469

The accompanying notes are an integral part of these financial statements.

Bio Standard Corporation
Statements of Cash Flows
(Unaudited)
	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(29,234)	$(28,607)
Adjustment to reconcile net loss to net cash used for operating activities:
Depreciation	-	1,399
Stock issued to employees, officers, directors
and consultants for services	26,690	-
Decrease (increase) in commissions receivable	-	3,981
Increase in accounts payable and accrued expenses	1,035	10,550
Increase in payroll taxes payable	-	7,992
Net cash used in operating activities	(1,509)	(4,685)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable		7,064
Administrative expenses paid by officers	1,509	-
Net cash provided by financing activities	1,509	7,064

Increase (decrease) in cash	-	2,379
Cash at beginning of period	-	556
Cash at end of period	$2,935	$2,935

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Bio Standard Corporation
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2. Stock Transactions

On February 26, 2002, the Company issued 8,000,000 shares of common stock to a corporation controlled by the two persons who had been appointed as directors. The stock was valued at $80,000, and that amount was added to the $11,500 balance of stock subscriptions receivable. These shares were subsequently canceled.

On February 5, 2003, the Company filed Form S-8 with the SEC to issue 705,000 shares of common stock to these two persons and 500,000 shares to two consultants for services rendered. The stock was valued at $.018 per share.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has no assets. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

4. Subsequent Events

On April 30, 2003, the Company registered 5,000,000 shares of common stock under its 2003 Employee Benefit Plan.

Item 2. Management's Discussion and Analysis

Discontinued Operations

The Company was engaged in the mortgage business from October 2000 through early 2002. Due to continuing losses from this operation and the belief that these losses would continue and increase, it was determined by management of the Company and approved by the board of directors that it was in the best interest of the shareholders to discontinue the mortgage business operations. These operations were discontinued during the period ended June 30, 2002. The Company did not believe that it could continue to sustain operating losses and negative cash flow from operations. The Company believed that the discontinuation of its mortgage business would permit it to reallocate its efforts and limited resources to seeking potential new business opportunities.

Following the discontinuation of the mortgage operations, the Company adopted a plan to acquire interests in privately-held companies that are in the development-stage. On September 19, 2002, the Company entered into a share exchange agreement to acquire 21% of the shares of Palm Beach Rejuvenation Centres, Inc. ("PBRC"), Palm Beach, FL, a privately-held Florida corporation, engaged in the business of human growth hormone and testosterone therapies. During the first quarter of 2003, the Company and PBRC mutually agreed to terminate this share exchange agreement, in accordance with the terms of the agreement, due to the Company's inability to meet its obligations under the agreement. Our financial statements for the year ended December 31, 2002 were adjusted to reflect the termination of the agreement with PBRC. The Company never generated any income from its minority interest in PBRC.

While it had been our plan to seek equity interests in privately-held companies using our shares as consideration, the decline in our share price has raised substantial doubt as to our ability to pursue this plan, and potential acquisition candidates may be unwilling to accept our shares as consideration for an equity interest in their businesses. We may be required to seek other forms of financing in order to make our equity investment more attractive.

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

Results of Operations

The Company discontinued the operations during the period ended June 30, 2002. The statement of operations have been adjusted accordingly. During the period ended March 31, 2003, we had a loss from continued operations of $29,234. This was principally due to non-cash compensation to consultants and officers. The results of operations during the same period in the prior year were adjusted due to discontinued operation and the Company recorded accordingly a loss from discontinued operations of $28,607.

Liquidity and Capital Resources

At March 31, 2003 and December 31, 2002, we had no assets. As of March 31, 2003, we had $46,999 in current liabilities consisting mainly of $32,593 in payroll taxes and $12,897 in accounts payable, compared to current liabilities of $44,455 at December 31, 2002.

Cash flows used in our operating activities during the three months ended March 31, 2003 was $1,509 compared to cash used in operating activities of $4,685 during the same period in the prior year. Our negative cash flow from operations during the three-month period ended March 31, 2003 was mainly attributable to our net loss offset by non-cash compensation paid to management and consultants.

We had no cash investing activities during the three months ended March 31, 2003 and 2002.

Cash flow provided by financing activities was $1,509 during the three months ended March 31, 2003 compared to $7,064 during the same period in the prior year. The Company received funds totaling $1,509 from management during the period ended March 31, 2003 compared to $7,064 during the same period in the prior year.

We have incurred an accumulated deficit as of March 31, 2003 of $9,720,002, compared to a deficit of $9,690,769 as of December 31, 2002.

As shown in the accompanying financial statements, the Company has suffered substantial recurring losses, has no assets, and has total liabilities of $46,999 as of March 31, 2003.  These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise capital from investors, and its ability to borrow or otherwise raise capital from its officers and directors. The Company must also depend upon the willingness of its officers, directors, consultants and third parties to accept shares in lieu of cash for services provided to the Company.

Item 3. Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective May 1, 2003, the board of directors appointed Tina Phan and Tam Bui as new directors, and the board accepted the resignations of Thomas J. Craft, Jr. and Richard Rubin as officers and directors. The Company filed a current report on Form 8-K on May 5, 2003 disclosing the change in management.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)

(b) Form 8-K.

During the quarter ended March 31, 2003, the Company did not file a Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Standard Corporation

By: /s/ Tina Phan
Tina Phan, President
Dated: May 15, 2003
Fountain Valley, California

Certification

I, Tina Phan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio Standard Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003
By:/s/ Tina Phan
Tina Phan, President and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, Tina Phan, President of Bio Standard Corporation, a Florida corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended March 31, 2003

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Bio Standard Corporation and results of its operations.

By:/s/ Tina Phan
Tina Phan, President and a Director