Form 10QSB
period 2003-06-30
NETTEL HOLDINGS INC
filed 2003-08-20
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Nettel Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 SW Broadway Ave, Suite 405, Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

503-222-6018
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value 15,253,020 shares outstanding as of June30, 2003.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$8,415
Inventory	48,861
Prepaid expenses	2,500
Total current assets	59,776

PROPERTY AND EQUIPMENT, net	57,135
$116,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$35,236
Accrued expenses	137,240
Accrued interest	5,850
Customer deposits	80,300
Notes payable	83,000
Total current liabilities	341,626

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value, 250,000,000 shares authorized
15,253,020 shares issued and outstanding	14,960
Common stock, $0.001 par value, 293,242 shares to be cancelled	293
Additional paid-in capital	280,817
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(502,785)
Total stockholders' deficit	(224,715)

$116,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2003	2002	2003	2002

Net revenues	$ 74,889	$ 20,034	$ 105,880	$ 47,397

Cost of revenues	41,351	10,256	62,091	31,850

Gross Profit	33,538	9,778	43,789	15,547

Operating expenses:
Research and development	3,065	-	3,065	-
Sales and marketing	-	2,548	882	4,819
Valuation reserve for equipment inventory	-	80,000	-	80,000
General and Administrative	174,824	12,370	205,789	23,598
Total operating expenses	177,889	94,918	209,736	108,417

Operating Loss	(144,351)	(85,140)	(165,947)	(92,870)

Other Income (Expense)
Interest Expense	(1,242)	(870)	(2,470)	(870)

Net loss	$ (145,593)	$ (86,010)	$ (168,417)	$ (93,740)

Basic and diluted net loss per share	$ (0.010)	$ (0.007)	$ (0.012)	$ (0.007)

Basic and diluted weighted average
shares outstanding	14,311,164	13,029,514	13,928,681	12,946,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (168,417)	$ (93,740)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,426	250
Issuance of common stock for consulting fees	125,069	-
Changes of assets and liabilities:
Decrease in accounts receivable	3,638	676
Increase in inventory	(44,748)	(3,000)
Increase in prepaid expense	(2,000)	(547)
Increase (decrease) in accounts payable	7,317	(339)
Increase in accrued interest	2,470	870
Increase in accrued expense and payroll liabilities	55,000	11,800
Increase in customer deposits	80,300	-
Total Adjustments	228,472	9,710
Net cash provided by (used in) operating activities	60,055	(84,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(54,249)	(2,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of a note	-	83,000

Net Increase (decrease) in cash & cash equivalents	5,806	(3,070)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,609	5,533

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 8,415	$ (2,463)

CASH PAID FOR:
Interest	$ -	$ -
Income tax	$ -	$ 500

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued for consulting services	$ 125,069	$ -
Stock issued for acquisition of subsidiary	$ 7,065,460	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Unaudited

NOTE 1 - BUSINESS ACTIVITY

Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("the Company") was incorporated in the State of Florida on October 22, 1998. During 2002 the Company ceased all operations.

On May 23, 2003, the Company entered into an Agreement of Merger with NetTel Globalcommunication, Inc. ("NetTel"), a Delaware corporation. Pursuant to the Merger Agreement, the Company issued 10,596,290 shares of its common stock to the NetTel's shareholders in exchange for all the issued and outstanding shares of the NetTel's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six-month period ended June 30, 2003 include the Company and NetTel (from the acquisition date), while the historical results for the six-month period ended June 30, 2002 include only the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access.  In April 2003, the Company discontinued retail wireless and internet sales operation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2002.

NOTE 3 – RECENT PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

NOTE 4 – CUSTOMER DEPOSITS

The Company requires customers to make a deposit prior to shipment of equipment to foreign locations. Equipment is generally shipped with in 30 days of receiving a deposit.

NOTE 5 - NOTES PAYABLE

The Note Payable from an individual is due on demand after December 31, 2003. The note is unsecured and bears the annual interest rate of 6% on the unpaid principal balance.

NOTE 6 - COMMON STOCK

On May 1, 2003, the Board of Directors declared a fifty to one reverse stock split of the Company's common stock. An amount equal to the par value of the common shares affected by the reverse split was transferred from the common stock account to the additional paid-in capital account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

On May 23, 2003 the Company issued 12,846,290 shares of common stock valued at $7,065,460 for acquisition of NetTel (note 1).

On May 27, 2003, the Company issued 500,098 shares of common stock to former officers and outside consultants of the Company for consulting services amounting $125,069.  The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

NOTE 7 – EARNING PER SHARE

Earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $502,785 at June 30, 2003. The Company's total liabilities exceeded the total assets by $224,715 as of June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2003 towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Item 2. Management's Discussion and Analysis

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates, and various competitive factors that may prevent the Company from competing successfully in the marketplace. The following discussion may contain forward-looking statements that are subject to risks and uncertainties. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

General

On May 1, 2003, the Board of Directors declared a fifty to one reverse stock split of the Company's common stock. An amount equal to the par value of the common shares affected by the reverse split was transferred from the common stock account to the additional paid-in capital account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

On May 23, 2003, the Company entered into an Agreement of Acquisition with NetTel Globalcommunication, Inc. ("NetTel"), a Delaware corporation. Pursuant to the Acquisition Agreement, the Company issued 10,596,290 shares of its common stock to the NetTel's shareholders in exchange for all the issued and outstanding shares of the NetTel's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The acquisition by the Company of NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the combination of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six-month period ended June 30, 2003 include the Company and NetTel (from the acquisition date), while the historical results for the six-month period ended June 30, 2002 include only the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales.

Using the internal funds generated from its retail and wholesale business, the Company commenced it's Phase 1 VoIP Gateway Deployment and marketing efforts in June, 2003. Prospective customers include large and small businesses and residential users, as well as resellers (customers who purchase the service at a reduced price and remarket it).  The Company's Phase 2 nationwide and international network, expected to be completed by December 2003, will provide high quality, easy-to-use Internet-based long distance telecommunications service offering retail and wholesale of domestic and international long distance.  The technologies employed by the company allow its customers to make telephone-to-telephone calls using simple, fast call placement with their existing telephone equipment or special software.  No computer equipment is required. Operation of the network requires the installation of specialized equipment to be strategically located at sites selected to serve certain telephone markets.  Such sites are known as Points of Presence (POP's). Those POP's serving broader geographical areas are referred to as "Super POP's".

Plan of Operations

The Company was formed to offer Internet-based communications products and services in the U.S. and international markets.  The company will offer a means for voice and multi-media communications over the Internet, a service that is commonly referred to as Internet Protocol telephony or IP telephony.  The service enables customers to make low-cost, high-quality phone calls over the Internet using their personal computers or traditional telephones. To facilitate providing a low-cost, high quality telephone service, the Company selected VoIP technology for its network infrastructure now under development nationwide and internationally.

Strategic Objective

The Company's first strategic objective is to market consistent "toll quality" long distance telephone service at a flat monthly rate utilizing Internet Protocol (IP) technology.

The second strategic objective is to become one of the world's leading providers of domestic and international IP telephony products and services. The company will achieve this goal through continued expansion of its international IP telephony gateway network by means of: 1) joint venture partnerships and other business relationships in the targeted regions;  2) leveraging of the network and its inherent low operating costs to provide discount retail and wholesale international calling services; 3) the utilization of new technology; and 4) the continued development of enhanced products and services to complement the company's international IP telephony gateway server network.

Strategy

While there have been a large number of VoIP companies formed in recent years, with more to come, primary focus has been on the build out and development of international VoIP networks attempting to capture wholesale termination traffic.  The Company believes that, in this very competitive landscape that offers many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business as the various competitors whittle away margin to gain market share.  Recognizing this trend, the company feels it is imperative to not only offer a quality, nationwide network but, additionally to be an aggressive marketing organization constantly in search of value added products and services.

The following points summarize the Company's overall strategy and plan of operation:

 Build out Points Of Presence (POP's) in major cities internationally and grow into second and third tier markets.

    -    Attract large carrier customers as a means to push minutes through the network and drive continued network expansion.

    -    Focus on the international market through strategic relationships with industry leaders.

Marketing Strategy

    -    Search for value-added and innovative products and services to add to the portfolio.

    -    Focus on purchasing or licensing these products from outside development organizations rather than developing in-house.

    -    Promote significant effort towards building brand name awareness.

The Company is committed to establishing a worldwide network of gateway servers to provide for its alternative long distance service.  The gateway servers deployed by the Company at strategic locations will serve as a bridge for communications traffic to or from customers in those geographic locations between the public switched telephone network or a private branch exchange (PBX) and the Internet. The gateway server converts voice transmission to data packets, using less bandwidth and eliminating separate voice network costs.

Projected Market Growth and Market Share Objectives

The Company believes a significant commercial opportunity is emerging from the application of Internet-based products and services to the transmission of voice, video and facsimile through the use of packetized Internet Protocol (IP) networks and corporate intranets. The company's objective is to be one of the world's leading providers of international IP telephony products and services.  The Company's strategy to achieve that objective includes: 1) the continued expansion of its international IP telephony gateway network through joint venture partnerships and other business relationships in the targeted regions; 2) the leveraging of the network and its inherent low operating costs to provide discount retail and wholesale international calling services; 3) the utilization of new technology including low cost international rates to penetrate the international corporate market; and 4) the continued development of enhanced products and services that utilize the company's international IP telephony gateway server network.

Expansion Plan

During the next twelve months, the Company intends to add 23 more gateway servers to the international markets.  The company has sufficient equipment to bring those sites online and pursue international expansion. The new U.S. sites will increase the Company's international capacity by 45%.  It is anticipated that the additional capacity will permit significant growth in the volume of traffic handled by the company's network with a commensurate increase in revenues.

Customer Profile

The Company's customers include individual consumers, corporations, carriers and telecommunications companies. Marketing efforts in the future will focus on wholesale customers. Targeted clients of for the Company's wholesale carrier services are international telephone companies wishing to terminate calls in the United States and international.  The domestic prepaid market is one of the fastest growing markets of the telecommunications industry and is served by over 400 providers. The Company believes that a majority of these providers are small to mid-sized resellers without telephony infrastructure which therefore, are likely to be incurring high network costs.  The Company believes it is well positioned to offer low cost carrier services to such providers.

Products and Service Summary

The Company believes that it holds some of the most competitive price points in the industry for long distance service.  As the Company continues to combine its unprecedented rates with strategic partnerships, it is quickly becoming one of the leading companies in the telecommunications industry.

The Company is a full service telecommunications company providing a full range of products and solutions for residential and business customers. For the residential customer, the Company provides one of the most aggressive long distance long and international calling plans in the industry. For the business customer, the Company provides a one-stop solution for all switched and dedicated communications needs.  In addition, the Company has further increased it's one-stop philosophy to include Internet and High-Speed Bandwidth solutions as well as an online shopping and ordering forum for its prepaid calling card products. All services are supported by 24 hour customer service. The Company has truly integrated itself as a complete communications provider.

Gateway Termination for ITSP

The Company plans to market its IP telephony services to other international long distance carriers and wholesale customers that have a need for large blocks of long distance telephone time between selected locations.  Although margins at the wholesale level are lower than retail margins, the sale of blocks of long distance time to other carriers will enable the Company to generate revenues with only a limited number of Gateways installed. The Company is in the process of pre-marketing its services and have identified several potential wholesale resellers of block minutes.

Products and Services expected to be available in 2004

2.9 cents per minute Residential & Business Long Distance (phone-to-phone)

Customers pay a one-time activation fee and are assigned a PIN. To use the service from within one of the company's service areas, the customer simply dials the gateway from a telephone (a local call number), enters the PIN, and then dials in the long distance number in the usual way.  Customers are not required to own computer equipment of any kind, nor do they need their own Internet access to use Access Power's phone-to-phone service.  The Company plans to bill customers at the end of each month by charging their credit card.

2.9 cents Prepaid Calling Cards

The Company is marketing prepaid calling cards to persons traveling to destinations such as Mexico, Central and South America, Asia, Europe and other regions where long distance telephone calls are substantially more expensive than domestic long distance telephone calls.  The Company plans to market its prepaid calling cards through travel agents, tourist agencies, airline ticketing offices, tour companies, car rental agencies and hotel personnel in denominations of $15, $25, $30 and $50. The Company plans to have an automated voice response system to enable cardholders to add time to their calling cards by charging their credit card while on the phone.

PC-to-Phone

The Company's PC-to-phone service offers customers the ability to call a regular telephone utilizing software installed on their multi-media personal computer.  To initiate the service, the customer registers on the company's Web site and downloads the software.

International Callback

A customer outside the U.S. dials a U.S. number (which never answers) and hangs up after one or two rings.  The U.S. callback computer immediately calls back the caller utilizing a U.S. line. The caller then makes his call as usual.  He may dial a U.S. number or a number in any other country, using the U.S. lines and billed at the Company's super low Callback rates. The Company International Callback Service can save its customers up to 85% on international long distance calling and can be used from any touch tone telephone worldwide. Once customers are connected to the Callback Network, they can make international calls at low rates.  The Company believes its callback rates to be the lowest in the world.

Local Call Forwarding (LCF)

With LCF  customers can place and receive calls anywhere in the world, regardless of time, location, or communications device. With real-time access to messages, including all of their voicemails, e-mails and faxes, they are finally in control of how and when people reach them --all while saving them time and money!

Web click2Talk

The application of Web click2Talk software may differentiate the Company from many communications companies.  Having Web click2Talk on their Web site offers tremendous electronic commerce benefits to any company with a traditional call center.  This technology allows consumers using their multi-media PC to view a company's Web site to click the Web click2Talk icon which (once installed on the consumer's PC) instantly dials a designated representative of that company, usually someone providing sales or support services. The Company believes Web click2Talk is the most advanced product of its kind.  Its size (100KB) is small and thus able to be quickly installed and easy to use. It is downloaded and installed upon the first attempt to use it.

What sets the Company apart from other companies is its depth of experience and expertise in the integration of data and voice communications. A crucial aspect of the Company's potential to take the lead in VoIP is the ability to move fluidly between voice and data technologies. Existing VoIP solutions face the daunting challenge of transmitting high-volume communications smoothly between data-based networks and traditional voice-based networks. To date, none of the previously dominant telecom carriers has been able to effectively implement VoIP on a worldwide scale.  They lack the ability to integrate voice and data cost-effectively at high volumes and high quality levels.

RISK FACTORS

You should carefully consider the risks described below before deciding whether to invest in shares of our common stock.

If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and you may lose all or part of your investment. We cannot assure you that we will successfully address these risks.

RISKS RELATED TO OUR COMPANY

WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY

Our business strategy is to expand our revenue sources to enhanced IP communications services and advertising on the Internet. We can neither assure you that we will be able to do this or that this strategy will be profitable.

In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of enhanced IP communications services and advertising on the Internet. To date, we have recorded no revenue from advertising. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

-    sale of enhanced IP communications services

-    acceptance and use of Internet communications

-    continued rapid growth of the Internet consumer market

-    expansion of service offerings

-    user traffic levels

-    the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices

-    sale of carrier transmission services

-    continued improvement of our global network quality

-    sale of Internet advertising

We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of carrier transmission services, enhanced IP communications services and advertising on the Internet in the future.

WE CANNOT ASSURE YOU THAT A MARKET FOR OUR SERVICES WILL DEVELOP

We are uncertain whether a market will develop for our enhanced IP communications services. Our market is new and rapidly evolving. Our ability to sell our services to end users may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of Internet and IP telephony and adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as our company. Our ability to increase revenues from enhanced IP communications services depends on the migration of traditional telephone network traffic to our IP network. If end users do not accept our enhanced IP communications services as a means of sending and receiving communications we will not be able to increase our number of paid users or successfully generate revenues in the future.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS

If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate, we will not be able to increase our number of users or generate revenues from our enhanced IP communications services or from advertising on the Internet at the rate we anticipate. We currently rely on revenues generated primarily from the sale of carrier transmission services but expect in the future to increasingly rely on revenues generated from enhanced IP communications services and from advertising on the Internet. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

-    inconsistent quality or speed of service

-    traffic congestion on the Internet

-    potentially inadequate development of the necessary infrastructure

-    lack of acceptable security technologies

-    lack of timely development and commercialization of performance improvements

-    unavailability of cost-effective, high speed access to the Internet

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services, could be adversely affected.

IF WE FAIL TO ESTABLISH MARKETING RELATIONSHIPS THAT PROVIDE US VISIBILITY, WE MAY NOT BE ABLE TO SUFFICIENTLY INCREASE OUR SALES

We believe that our success depends, in part, on our ability to develop and maintain marketing and promotional relationships with Internet companies and communications equipment and software companies that themselves have strong brand names or high traffic volumes. If we are unable to establish and maintain these relationships, we may not be able to increase sales of our services, and we may lose users.

WE MAY BE UNABLE TO MANAGE OUR EXPANSION AND ANTICIPATED GROWTH EFFECTIVELY

We have grown and expect to continue to grow rapidly. This growth has placed, and is likely to continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems, as well as our managerial controls and procedures. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer and expand our services. If we are unable to effectively manage our expanding operations, our revenues may not increase, our cost of operations may rise and we may not be profitable.

OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE OUR CAPACITY NEEDS

We expect the volume of traffic we carry over our network to increase significantly as we expand our operations and service offerings. Our network may not be able to accommodate this additional volume. In order to ensure that we are able to handle additional traffic, we may have to enter into long-term agreements for leased capacity. To the extent that we overestimate our capacity needs, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenues. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity from more expensive sources. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose users.

WE FACE A RISK OF FAILURE OF COMPUTER AND COMMUNICATIONS SYSTEMS USED IN OUR BUSINESS

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control.

OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES

Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches which could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

OUR SERVICES MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third party technology in some of our services. In these license agreements, the licensers have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE RISKS

We intend to continue to enter additional markets in Eastern Europe, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

-    potentially weaker protection of intellectual property rights

-    political instability

-    unexpected changes in regulations and tariffs

-    fluctuations in exchange rates

-    varying tax consequences

-    uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

Competition in the market for each of enhanced IP communications services and carrier transmission services is becoming increasingly intense and is expected to increase significantly in the future. The market for enhanced internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing.

We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services.

For the carrier transmission services business, we compete with telecommunications providers, long distance carriers and other long distance resellers and providers of carrier services. Competition for carrier traffic is primarily based on price. Decreasing telecommunications rates have resulted in intense price competition and we expect that competition will continue to increase significantly as telecommunications rates decrease. Increased competition could force us to further reduce our prices and profit margins, and may reduce our market share.

If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. Although the minutes of use we sell are increasing, revenues are not increasing at the same rate due primarily to a decrease in revenue per minute for our carrier transmission services. In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.  In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants. We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company's net revenue for the three-month period ended June 30, 2003 was $74,889 compared to $20,034 for the same period ended June 30, 2002. Refurbished equipment sales for the period ended June 30, 2003 were almost nine times the equipment sales for the same period in 2002. The Company discontinued retail wireless and internet access sales in April 2003 and therefore had no revenue from these sources for the three month period ended June 30, 2003 compared to approximately $12,000 for the same period ended June 30, 2002.

Gross margin was 45 percent of revenue for the three-month period ended June 30, 2003 compared to 49 percent for the same period ended June 30, 2002. Gross margins on the refurbished equipment sales and on wireless retail sales fluctuate with market conditions.

Operating expenses consisting primarily of general and administrative expense and a valuation reserve on refurbished equipment increased $82,971, to $177,889 for the three-month period ended June 30, 2003 compared to $94,918 for the same period ended June 30, 2002. The valuation reserve on inventory decreased from $80,000 for the three-month period ended June 30, 2002 to $0 for the same period ended June 30, 2003. General and administrative expense increased $162,454 in the period ended June 30, 2003 compared to the same period ended June 30, 2002. This was primarily related to increases in salaries and wages of $14,000 and professional and consulting fees of $146,069 which includes a $125,069 non cash charge for the fair market value of stock issued to former officers of the Company for consulting services.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company's net revenue for the six-month period ended June 30, 2003 was $105,880 compared to $47,397 for the same period ended June 30, 2002. Refurbished equipment sales for the period ended June 30, 2003 increased 243% over the equipment sales for the same period in 2002. The Company discontinued retail wireless and internet access sales in April 2003; revenue from these sources decreased by 18% for the six month period ended June 30, 2003 compared to the same period ended June 30, 2002.

Gross margin was 41 percent of revenue for the six-month period ended June 30, 2003 compared to 33 percent for the same period ended June 30, 2002. Gross margins on the refurbished equipment sales and on wireless retail sales fluctuate with market conditions.

Operating expenses consisting primarily of general and administrative expense and a valuation reserve on refurbished equipment increased $100,319, to $209,736 for the six-month period ended June 30, 2003 compared to $108,417 for the same period ended June 30, 2002. The valuation reserve on inventory decreased from $80,000 for the six-month period ended June 30, 2002 to $0 for the same period ended June 30, 2003. General and administrative expense increased $182,191 in the period ended June 30, 2003 compared to the same period ended June 30, 2002. This was primarily related to increases in salaries and wages of $28,000 and professional and consulting fees of $154,149 which includes a $125,069 non cash charge for the fair market value of stock issued to former officers of the Company for consulting services.

Liquidity and Capital Resources

For the six-month period ended June 30, 2003, the Company's primary source of cash was from operations. During this period $60,055 was generated from operating activities compared to cash used for operating activities of $84,030 during the same period ended June 30, 2002. The positive cash flow from operations for the six-month period ended June 30, 2003 is primarily attributable to the net loss offset by non-cash stock issues for consulting fees and an increase in accrued liabilities, inventory and customer deposits. The negative cash flow from operations during the six-month period ended June 30, 2002 was mainly attributable to the net loss for the period offset by an increase in accrued liabilities.

The Company used cash in the amount of $52,249 for investing activities during the six-month period ended June 30, 2003 compared to $2,040 for the same period ended June 30, 2002.

Cash flow provided by financing activities was $0 during the six-month period ended June 30, 2003 compared to $83,000 during the same period in the prior year. The Company secured a Note Payable to finance inventory purchases in the period ended June 30, 2002.

The Company has incurred an accumulated deficit as of June 30, 2003 of $502,785. As shown in the accompanying consolidated financial statements, the Company has incurred losses in both the three-month and six-month periods ended June 30, 2003 and has liabilities in excess of assets of $224,715. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

    None

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
10 (i) 1

Share Exchange Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 1 to Form 8-K filed on September 30, 2002 (incorporated herein by reference)

10 (i) 2

Option Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 2 to Form 8-K filed on September 30, 2002 (incorporated herein by reference)

99.1	Certification of Chief Executive Officer

(b) Form 8-K.

 The Company filed three current reports on form 8-K and one amended report on Form 8-K/A during the quarter ended June 30, 2003.  A summary of the contents of those filings is listed below:

    Form 8-K, filed on May 5, 2003:

At a meeting of the registrant's board of directors held on May 1, 2003, the board of directors appointed Tam Bui and Tina Phan as new members of the board of directors. Following the appointment of the new directors, the board accepted the resignations of Thomas J. Craft, Jr. and Richard Rubin as officers and directors of the registrant. The letters of resignation are attached as exhibits to this Form 8-K. The resigning directors did not have any disagreement with the registrant on any matter relating to the registrant's operations, policies or practices.

    Form 8-K, filed on May 30, 2003:

This Report contains the terms of the merger of the Company with Nettel Global Communication Corp., a Delware Corporation.

    Form 8-K, filed on July 23, 2003:

Effective July 10, 2003, Nettel Holdings, Inc. ("Nettel" or "Registrant"), confirmed with its auditors, Grassano Accounting PA ("Grassano"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed the Grassano that it would be dismissed as the Registrant's accountants.

The Registrant then engaged Kabani & Company, Inc. as its new independent accountant on July 10, 2003.

    Form 8-K/A, filed on August 7, 2003:

This filing amended the May 30, 2003 filing and included the required financial information for the completion of the merger.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

By: /s/ Michael Nguyen
Michael Nguyen, Chief Executive Officer and Chairman
Dated: August 19, 2003
Portland, Oregon

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nettel Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Michael Nguyen, Chief Executive Officer and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Michael Nguyen

           Michael Nguyen

           CEO and Chairman

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Michael Nguyen provides the following certification.

I, Michael Nguyen, CEO and Chairman of Nettel Holdings, Inc. ("Company"), certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterlyreport is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Nguyen

Michael Nguyen

CEO and Chairman