Form 10QSB
period 2003-09-30
NETTEL HOLDINGS INC
filed 2003-12-03
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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
Common Stock, $.001 par value 16,719,840 shares outstanding as of September 30, 2003.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$8,791
Accounts receivable	297,265
Receivable from officer	38,448
Inventory	28,050
Prepaid expenses	4,600
Total current assets	377,154

PROPERTY AND EQUIPMENT, net	60,319
Deposits	1,000
$438,473

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$90,707
Accrued expenses	171,010
Accrued interest	7,105
Notes payable	83,000
Total current liabilities	351,822

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value, 250,000,000 shares authorized
16,719,840 shares issued and outstanding	16,427
Common stock, $0.001 par value, 293,242 shares to be cancelled	293
Additional paid-in capital	1,181,162
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(1,093,231)
Total stockholders' deficit	86,651

$438,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2003	2002	2003	2002

Net revenues
Sales	$ 272,668	$ 9,347	$ 378,548	$ 56,744
Commissions	271,327	-	271,327	-
	543,995	9,347	649,875	56,744

Cost of sales	163,926	5,450	226,017	37,301

Gross Profit	380,069	3,897	423,858	19,443

Operating expenses:
Research and development	897,307	-	900,372	-
Sales and marketing	-	1,470	882	6,289
Valuation reserve for equipment inventory	-	-	-	80,000
General and Administrative	71,953	10,224	277,742	33,821
Total operating expenses	969,260	11,694	1,178,996	120,110

Operating Loss	(589,191)	(7,797)	(755,138)	(100,667)

Other Income (Expense)
Interest Expense	(1,255)	(1,255)	(3,725)	(2,125)

Net loss	$ (590,446)	$ (9,052)	$ (758,863)	$ (102,792)

Basic and diluted net loss per share	$ (0.037)	$ (0.001)	$ (0.051)	$ (0.008)

Basic and diluted weighted average
shares outstanding	16,146,429	13,287,919	14,782,134	13,062,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (758,863)	$ (102,792)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	6,057	516
Issuance of common stock for consulting fees	1,026,881	-
Changes of assets and liabilities:
(Increase) decrease in accounts receivable	(293,627)	761
Increase in receivable from stockholder	(38,448)	-
Increase in inventory	(23,937)	(3,000)
Increase in prepaid expense and deposits	(5,100)	(345)
Increase in accounts payable	62,788	7,926
Increase in accrued interest	3,725	2,125
Increase in accrued expense and payroll liabilities	88,770	11,387
Total Adjustments	827,109	19,370
Net cash provided by (used in) operating activities	68,246	(83,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(62,064)	(2,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of a note	-	83,000

Net Increase (decrease) in cash & cash equivalents	6,182	(2,462)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,609	5,533

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 8,791	$ (3,071)

CASH PAID FOR:
Interest	$ -	$ -
Income tax	$ -	$ 500

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued for consulting services	$ 1,026,881	$ -
Stock issued for acquisition of subsidiary	$ 7,065,460	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

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

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. In July 2003, the Company began marketing telecommunication minutes to the wholesale market and facilitating equipment sales for a commission.

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

NOTE 3 -RECENT PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149
amends and clarifies the accounting guidance on (1) derivative instruments
(including certain derivative instruments embedded in other contracts) and (2)
hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS
133"), Accounting for Derivative Instruments and Hedging Activities. SFAS
149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30,
2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"),
Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d)
SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31,
2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

NOTE 4 -RECEIVABLE FROM OFFICER

An officer of the Company collected accounts receivable on behalf of the
Company. The amount collected by the officer has been shown as receivable from the officer in the accompanying financial statements. The amounts are due on demand, interest free and unsecured.

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

The Company issued 500,098 shares of common stock to former officers of the Company for consulting services amounting $125,069 on May 27, 2003.  Additionally on August 15, 2003, the Company issued 1,466,820 shares of common stock valued at $901,812 to various consultants for engineering and legal services. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

NOTE 7 -EARNING
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

NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,093,231 at September 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2003 towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

NOTE 8
- MAJOR CUSTOMERS

Four customers represented 77% and 75% of the Company revenues during the three-month and nine-month periods ended September 30, 2003, respectively. The accounts receivable from these customers amounted to $159,323.

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

The merger of the Company with NetTel has been accounted
for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine-month period ended September 30, 2003 include the Company and
NetTel (from the acquisition date), while the historical results for the nine-month period ended September 30, 2002 include only the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. In July 2003, the Company began marketing telecommunication minutes to the wholesale market and facilitating equipment sales for a commission.

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
and international markets.  The company will offer a means for voice and multi-media communications over the Internet, a service that is commonly referred to as Internet Protocol telephony or IP telephony.  The service enables customers to make low-cost, high-quality phone calls over the Internet using their personal computers or traditional telephones.  To facilitate providing a low-cost, high quality telephone service, Nettel selected VoIP technology for its network infrastructure now under development nationwide and internationally.

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

Strategy

While there have been a large number of VoIP companies
formed in recent years, with more to come, primary focus has been on the build out and development of international VoIP networks attempting to capture wholesale termination traffic.  Nettel believes that, in this very competitive landscape that offers many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business as the various competitors whittle away margin to gain market share.  Recognizing this trend, the company feels it is imperative to not only offer a quality, nationwide network but, additionally to be an aggressive marketing organization constantly in search of value added products and services.

The following points
summarize the Company's overall strategy and plan of operation:

-    Build out
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

Results of Operations

Three Months Ended
September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company's net revenue
for the three-month period ended September 30, 2003 was $543,995 compared to
$9,347 for the same period ended September 30, 2002.  Refurbished equipments sales for the period ended September 30, 2003 were $158,720 compared to $1,457 for the same period in 2002.  The Company discontinued retail wireless and internet access in
April 2003 and therefore had no revenue from these sources for the three month period ended
September 30, 2003 compared to $7,889 for the same period ended September 30,
2002.  The Company began
marketing telecommunication minutes to the wholesale market and facilitating equipment sales for a commission in July 2003, The revenue for the three-month period ended September 30, 2003 was $113,948 for telecommunication minutes and
$271,327 for commissions compare to $0 in the same period ended September 30,
2002.

Gross margin was 70
percent of revenue for the three-month period ended September 30, 2003 compared to 42 percent for the same period ended September 30, 2002.  The gross margins increase is related primarily to the commission sales that have minimal costs.

Operating expenses
consisting primarily of research and development expense and general and administrative expense increased $957,966 to $969,260 for the three-month period ended September 30, 2003 compared to $11,694 for the same period ended September 30, 2002. Research and development expense was $897,307 for the three-month period ended September 30, 2003
compared to $0 in the same period in 2002. These costs are primarily personnel costs. $871,000 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. General and administrative expense increased $61,729 to $71,953 in the period ended September 30, 2003 compared to the same period ended September 30,
2002.  This was primarily related to increases in salaries and wages of $6,000, increase in depreciation expense of $4,000 and professional and consulting fees of $43,000 which includes a $31,000 non-cash charge for the market value of stock issued for consulting services.

Nine Months Ended
September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company's net revenue
for the nine-month period ended September 30, 2003 was $649,875 compared to
$56,744 for the same period ended September 30, 2002.  Refurbished equipments sales for the period ended September 30, 2003 were $246,706 compared to $27,131 for the same period in 2002.  The Company discontinued retail wireless and internet access in
April 2003 revenue from these sources decreased by 40% from $17,894 for the nine month period ended September 30, 2003 to $29,613 for the same period ended
September 30, 2002.  The
Company began marketing telecommunication minutes to the wholesale market and facilitating equipment sales for a commission in July 2003, The revenue for the nine-month period ended September 30, 2003 was $113,948 for telecommunication minutes and $271,327 for commissions compare to $0 in the same period ended
September 30, 2002.

Gross margin was 65
percent of revenue for the nine-month period ended September 30, 2003 compared to 34 percent for the same period ended September 30, 2002.  The gross margins increase is related primarily to the commission sales that have minimal costs.

Operating expenses
consisting primarily of research and development expense and general and administrative expense increased $1,058,886, to $1,178,996 for the nine-month period ended September 30, 2003 compared to $120,110 for the same period ended September 30, 2002. Research and development expense was $900,372 for the nine-month period ended September 30, 2003
compared to $0 in the same period in 2002. These costs are primarily personnel costs. $871,000 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. The valuation reserve on inventory decreased from $80,000 for the nine-month period ended September 30, 2002 to $0 for the same period ended
September 30, 2003. General and administrative expense increased $243,921 to
$277,742 in the period ended September 30, 2003 compared to the same period ended September 30, 2002.  This was primarily related to increases in salaries and wages of $34,000, an increase in depreciation expense of $5,500, and professional and consulting fees of $190,000 which includes a $31,000 non-cash charge for the market value of stock issued for consulting service and a
$125,069 non-cash charge for the fair market value of stock issued to former officers of the Company for consulting services.

Liquidity and Capital Resources

For the nine-month period
ended September 30, 2003, the Company's primary source of cash was from operations. During this period $68,246 was generated from operating activities compared to cash used for operating activities of $83,222 during the same period ended September 30, 2002.  The positive cash flow from operations for the nine-month period ended September 30, 2003 is primarily attributable to the net loss offset by  $1,027,000 of non-cash stock issues for consulting fees and an increase in accounts payable and accrued liabilities of $156,000, reduced by an increase in accounts receivable and inventory of $356,000. The negative cash flow from operations during the nine-month period ended

September 30, 2002 was mainly attributable to the net loss for the period offset by an increase in accounts payable and accrued liabilities.

The Company used cash in
the amount of $62,064 for investing activities during the nine-month period ended September 30, 2003 compared to $2,040 for the same period ended September 30, 2002.

Cash flow provided by
financing activities was $0 during the nine-month period ended September 30,
2003 compared to $83,000 during the same period in the prior year. The Company secured a Note Payable to finance inventory purchases in period ended September
30, 2002.

The Company has incurred
an accumulated deficit as of September 30, 2003 of $1,093,231. As shown in the accompanying consolidated financial statements, the Company has incurred losses in both the three-month and nine-month periods ended September 30, 2003. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the
Company will be able to implement it current operating plan.

Item 3.
Controls and Procedures.

The Company's Chief Executive and Financial Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide that officer the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive and Financial Officer's  evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

31.1

32.1

 Certifications of Chief Executive
and Financial Officer

(b) Form 8-K.

 The Company filed two current reports on form 8-K and one amended report on Form
8-K/A during the quarter ended September 30, 2003.  A summary of the contents of those filings is listed below:

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

Nettel Holdings, Inc.

  By: /s/ Michael Nguyen

Michael Nguyen, Chief Executive and Financial Officer

 Dated:
December 2, 2003

 Portland, Oregon

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Michael Nguyen, certify that:

1.    I have reviewed this
quarterly report on Form 10-QSB of Nettel Holdings, Inc.;

2.    Based on my knowledge, this
quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

    c.    presented in this
quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
December 2, 2003

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of
Nettel Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Michael Nguyen, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:
December 2, 2003

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer