Form 10KSB
period 2003-12-31
NETTEL HOLDINGS INC
filed 2004-04-14
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2003

Commission file number: 0-26307

Nettel Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

                                    Florida                                                                                                                                                                              65-0827278

(State or other jurisdiction of incorporation or organization)                                                                                                    (IRS Employer Identification No.)

610 SW Broadway, Suite 405, Portland, OR                                                         97205

         (Address of principal executive offices)                                                      (Zip Code)

503-222-6018

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

As of March 31, 2004, there were 19,897,116 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuerÆs common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 13,346,294 shares of the IssuerÆs issued and outstanding common stock. 6,550,826 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of IssuerÆs common stock, both of record and beneficially and affiliates thereof.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., PartI, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2003). No documents are incorporated by reference.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Control and Procedures

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Safe Harbor Statement

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2003 include NetTel and the Company (from the acquisition date), while the historical results for the year ended December 31, 2002 include only the NetTel.

At a board meeting duly called and held on May 23, 2003, authorized and approved the change of the name of the Company from Bio Standard Corporation to Nettel Holdings, Inc. The Company's new symbol "NTTL" became effective on May, 2003.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecomummications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure.

The Company is currently pursuing three businesses areas:

Voice over Internet Protocal ("VoIP")

The Company is a cutting edge telephony company in the exploding VoIP industry. Planned products and services include residential and commercial long distance, prepaid calling card, PC to phone, unified messaging, and teleconferencing.

The VoipXchange.net division of the Company has partnered with over 1,600 major VoIP network termination partners worldwide to access their network infrastructure. This allows VoipXchange.net to provide high-quality, low-cost ôany-distance'' call termination to over 250 countries and territories. We operate our own, or in cooperation with other providers, a network of VoIP gateways throughout the world. These gateways are located mostly in difficult-to-reach countries or regions and provide local termination of international calls. VoipXchange.net offers this service to any international carrier, which is interested in reliable and inexpensive completion of its traffic to the VoipXchange.net's On-Net destinations.

In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure.

In April, we successfully completed the upgrading of our customer service and technical support center. In the second quarter of 2004, we will begin filling orders received in the third quarter of 2003 and accepting new customers.

Telecommunication Products and Service Summary:

Gateway Termination for ITSP

The Company plans to market its IP telephony services to other international long distance carriers and wholesale customers that have a need for large blocks of long distance telephone time between selected locations. Although margins at the wholesale level are lower than retail margins, the sale of blocks of long distance time to other carriers will enable The Company to generate revenues with only a limited number of Gateways installed. The company is in the process of pre-marketing its services and has identified several potential wholesale resellers of block minutes.

Products and Services expected to be available in 2004:

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

International Callback

A customer outside the U.S. dials a U.S. number (which never answers) and hangs up after one or two rings. The U.S. callback computer immediately calls back the caller utilizing a U.S. line. The caller then makes his call as usual. He may dial a U.S. number or a number in any other country, using the U.S. lines and is then billed at the Company's super low Callback rates. The Company International Callback Service can save its customers up to 85% on international long distance calling and can be used from any touch tone telephone worldwide. Once customers are connected to the Callback Network, they can make international calls at low rates. The Company believes its callback rates to be the lowest in the world.

Local Call Forwarding (LCF)

With LCF customers can place and receive calls anywhere in the world, regardless of time, location, or communications device. With real-time access to messages, including all of their voicemails, e-mails and faxes, customers are finally in control of how and when people reach them.

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

Strategic Objective

The Company major objective is to market consistent "toll quality" long distance telephone service at a flat monthly rate utilizing Internet Protocol (IP) technology.

While there have been a large number of VoIP companies formed in recent years, with more to come, primary focus has been on the build out and development of international VoIP networks attempting to capture wholesale termination traffic. The Company believes that, in this very competitive landscape that offers many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business as the various competitors whittle away margin to gain market share. Recognizing this trend, the company feels it is imperative to not only offer a quality, nationwide network but, additionally to be an aggressive marketing organization constantly in search of value added products and services. As part of the Company's reintroduction of service in 2004, the Company is actively researching other related products and services to add to current products.

Computer Equipment Sales

The Nettel Trading division of the Company is currently exporting qualified computer electronics equipment. During the past year, the Company established excellent connections and cooperative relations with over 1,000 companies in more than 40 countries and regions in the world. Through these important connections the Company plans to expand into other importing and exporting activities, but has no agreements or contracts at this time.

Software Programing

The Entec division is currently developing Accounting, Finance, Project Management, Inventory System, Database Management, Presentation Tools, E-mail, Voice Recognition, and Word Processing software that will have an entry level price point ranging from $9.95 to $49.95 U.S. dollars.

Entec Voice XML is a next generation telecom application service provider. The Company will provide customers with value-added voice services that are unique in their user utility, ease of application and use, presentation to users and cost advantage. Talking Technologies is making IVR technology more affordable and accessible to customers through standards-based technology. Talking Technologies next-generation IVR -- using VoiceXML enables companies to easily and quickly deploy automated phone services that can improve employee productivity, reduce costs, increase customer satisfaction, and create new revenue opportunities. This IVR allows companies to extend existing or new Web applications to be accessible by any phone at the lowest total cost of ownership . Entec games division is a developer of interactive entertainment software and technology for a variety of consoles and computer platforms.

Employees

As of December 31, 2003, the Company had 10 employees: 4 administrative, 3 engineers and 3 sales representatives. The Company contracts engineers for software development through companies in the US, Vietnam, Russia and India.

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

        *  We may not be able to expand our revenue and achieve profitability.

            Our future success depends on the growth in the use of the internet as a means of communications.

        *  If we fail to establish marketing relationships that provide us visibility, we may not be able to sufficiently increase our sales.

        *  We may be unable to manage our expansion and anticipated growth effectively.

        *  Intense competition could reduce our market share and harm our financial performance.

        *  Our network may not be able to accommodate our capacity needs.

        *  We face a risk of failure of computer and communications systems used in our business. Our computer systems and operations may be vulnerable to security breaches.

        *  Our services may infringe on the intellectual property rights of others.

        *  Operating internationally exposes us to additional and unpredictable risks.

 ITEM 2.    DESCRIPTION OF PROPERTY

During the first half of fiscal year 2002, the Company maintained its administrative offices at 2500 Columbia House Blvd., Vancouver, WA 98661. On July 1, 2003, the Company moved its offices to 610 SW Broadway, Suite 405, Portland, OR 97205. We believe that our office space is adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Market Information

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board under the symbol BSTN. As of March 31, 2003, there were 10 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and in May 2003, our shares were subject to one for fifty recapitalization. The table below reflects such information.

	High	Low

Fiscal Year 2002
First Quarter Ending March 31,	$500.00	$40.00
Second Quarter Ending June 30,	$85.00	$5.00
Third Quarter Ending September 30,	$65.00	$8.00
Period Ending December 31,	$15.00	$5.00
Fiscal Year 2003
First Quarter Ending March 31,	$1.00	$0.50
Second Quarter Ending June 30,	$75.00	$0.19
Third Quarter Ending September 30,	$1.05	$0.35
Period Ending December 31,	$0.95	$0.30
Fiscal Year 2004
First Quarter Ending March 31,	$0.72	$0.51

(B) Holders

As of March 31, 2004, there were 69 shareholders.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non-Cash consideration
01/02/01	Common Stock	76	William Tavertise	Non-cash compensation to employee
01/02/01	Common Stock	100	Leo Bloom	Non-cash compensation for consulting services
01/02/01	Common Stock	2	Norma Mirsky	Non-cash compensation for consulting services
01/02/01	Common Stock	10	Ernest Washington	Non-cash compensation to employee
01/02/01	Common Stock	14	Gary C. Evans	Non-cash compensation for consulting services
01/02/01	Common Stock	50	Lydia Salas	Non-cash compensation to employee
01/02/01	Common Stock	100	Clara Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	100	Rolando Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	100	Robert A. Carnavil	Non-cash compensation for consulting services
01/02/01	Common Stock	50	Jesse McGowan	Non-cash compensation to employee
01/02/01	Common Stock	5	Kristy I. Gorman	Non-cash compensation to employee
01/02/01	Common Stock	20	Patricia Herter	Non-cash compensation to employee
01/02/01	Common Stock	100	Maryluz Sell	Non-cash compensation to employee
01/02/01	Common Stock	100	Olga Olivares	Non-cash compensation to employee
01/02/01	Common Stock	100	Maria Companiony	Non-cash compensation to employee
01/02/01	Common Stock	500	Christopher Thompson	Non-cash compensation to employee
01/02/01	Common Stock	400	Ray G. Clark	Non-cash compensation for consulting services
01/02/01	Common Stock	4,000	CR Capital Services, Inc.	Non-cash compensation for corporate securities and legal services
01/03/01	Common Stock	2,000	Leon P. Wilde	Non-cash compensation for services provided
02/20/01	Common Stock	2,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	2,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	1	Patty Brick	Non-cash compensation for website consulting services
03/08/01	Common Stock	100	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	50	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	1,000	Deborah Ferretti	Non-cash compensation for consulting services
03/20/01	Common Stock	2,000	Jeanette Dunn	Non-cash compensation for consulting services
04/16/01	Common Stock	80	Martin Bolodian	Non-cash compensation for services provided
04/16/01	Common Stock	80	Eric Anderson	Non-cash compensation for services provided
04/16/01	Common Stock	80	Sherry Muller	Non-cash compensation for services provided
04/16/01	Common Stock	80	Lisa Wilde	Non-cash compensation for services provided
04/16/01	Common Stock	80	Douglas Meyers	Non-cash compensation for services provided
04/16/01	Common Stock	40	Leon Wilde	Non-cash compensation for services provided
08/15/01	Common Stock	1,000	Deborah Ferretti	Non-cash compensation for consulting services
08/17/01	Common Stock	200	Richard P. Greene	Non-cash compensation for legal consulting services
09/12/01	Common Stock	300	The Research Works, Inc.	Non-cash compensation for consulting services
12/26/01	Common Stock	80	Patricia Herter	Non-cash compensation to employee
04/22/02	Common Stock	49,600	Thomas J. Craft, Jr.	Non-cash compensation for serving as officer and director.
04/22/02	Common Stock	49,600	Richard Rubin	Non-cash compensation for serving as officer and director
04/22/02	Common Stock	24,800	Ivo Heiden	Non-cash compensation for services provided
04/30/02	Common Stock	76,923	Trico Bancorp.	Private Placement at $0.013
07/11/02	Common Stock	300	Lydia Salas	Non-cash compensation to employee
09/19/02	Common Stock	20,000	Joe Raich	Share Exchange Agreement
09/19/02	Common Stock	20,000	Glenn Stephanos	Share Exchange Agreement
12/10/02	Common Stock	12,740	Barry Gross	Settlement of debt
12/10/02	Common Stock	80,000	Thomas J. Craft, Jr.	For legal services
12/10/02	Common Stock	100,000	CR Capital Services, Inc.	Non-cash compensation for securities compliance services at $0.02
21/10/02	Common Stock	50,000	CR Capital Services, Inc.	Private Placement at $0.01
05/22/03	Common Stock	500,000	Tam Bui, Director	Non-cash compensation for consulting services
05/22/03	Common Stock	500,000	Tina Phan	Non-cash compensation for consulting services
05/23/03	Common Stock	10,596,290	Michael Nguyen	Non-cash stock exchange in merger transaction
05/23/03	Common Stock	2,250,000	Providential Capital, Inc.	Non-cash compensation for merger consulting services

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The Company's net revenues for the year ended December 31, 2003 were $1,312,220 compared to $79,648 for the same period ended December 31, 2002. Used equipment sales for the period ended December 31, 2003 were $908,700 compared to $31,380 for the same period in 2002. The Company discontinued retail wireless and internet access in April 2003; revenue from these sources decreased by 63% from $17,894 for the year ended December 31, 2003 to $48,268 for the same period ended December 31, 2002. The Company began test marketing telecommunication minutes to the wholesale market and facilitating equipment sales for a commission in July 2003, The revenue for the year ended December 31, 2003 was $113,948 for telecommunication minutes and $271,327 for commissions compare to $0 in the same period ended December 31, 2002.

Gross margin was 61 percent of revenue for the year ended December 31, 2003 compared to 35 percent for the same period ended December 31, 2002. The gross margins increase is related primarily to the commission revenues that have minimal costs. Gross margin for the year ended December 31, 2003, excluding commission revenues was 51%.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $1,973,293, to $2,122,163 for the year ended December 31, 2003 compared to $148,870 for the same period ended December 31, 2002. Research and development expense was $1,652,455for the year ended December 31, 2003 compared to $0 in the same period in 2002. These costs are primarily personnel costs. $1,508,061 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. The valuation reserve on inventory decreased from $80,000 for the year ended December 31, 2002 to $0 for the same period ended December 31, 2003. General and administrative expense increased $470,920 to $468,826 in the period ended December 31, 2003 compared to the same period ended December 31, 2002. This was primarily related to increases in salaries and wages of $37,000, a provision for doubtful accounts of 155,000, an increase in depreciation expense of $11,000, and an increase in professional and consulting fees of $203,000 which includes a $35,000 non-cash charge for the market value of stock issued for consulting service and a $125,000 non-cash charge for the fair market value of stock issued to former officers of the Company for consulting services.

Liquidity and Capital Resources

For the year ended December 31, 2003, the Company's primary source of cash was from operations. During this period $97,176 was generated from operating activities compared to cash used for operating activities of $81,805 during the same period ended December 31, 2002. The positive cash flow from operations for the year ended December 31, 2003 is primarily attributable to the net loss offset by $1,768,000 of non-cash stock issues for consulting fees and an increase in accounts payable and accrued liabilities of $143,000, reduced by an increase in accounts receivable and inventory of $490,000. The negative cash flow from operations during the year ended December 31, 2002 was mainly attributable to the net loss for the period offset by an increase in accounts payable and accrued liabilities.

The Company used cash in the amount of $62,064 for investing activities during the year ended December 31, 2003 compared to $4,119 for the same period ended December 31, 2002.

Cash flow provided by financing activities was $0 during the year ended December 31, 2003 compared to $83,000 during the same period in the prior year. The Company secured a Note Payable to finance inventory purchases in period ended December 31, 2002.

The Company has incurred an accumulated deficit as of December 31, 2003 of $1,663,955. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2003 and 2002. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

ITEM 7.    FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Nettel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nettel Holdings, Inc. (formerly, Bio Standard Corporation), a Florida Corporation and subsidiary, as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nettel Holdings, Inc. and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,663,955 including net losses of $1,329,587 and $124,091 for the years ended December 31, 2003 and 2002, respectively. These factors as discussed in Note 13 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California

March 31, 2004

NETTEL HOLDINGS, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 36,721
Accounts receivable, net	493,760
Prepaid expenses	9,686
Total current assets	540,167

PROPERTY AND EQUIPMENT, net	54,249
Deposits	2,200
$ 596,616

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 81,792
Accounts payable-related party	6,392
Payroll liabilities	105,833
Accrued expenses	62,813
Note payable	83,000
Total current liabilities	339,830

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value; 1,000 shares authorized; 1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 18,016,127 shares issued and outstanding	18,016
Common stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	1,920,432
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(1,663,955)
Total stockholders' equity	256,786

$ 596,616

NETTEL HOLDINGS, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net revenues
Sales	$ 1,040,893	$ 79,648
Commissions	271,327	-
Total net revenues	1,312,220	79,548

Cost of revenues	514,664	51,489

Gross profit	797,556	28,159

Operating expenses:
Research and development	1,652,455	-
Sales and marketing	882	7,964
Valuation reserve for equipment inventory	468,826	60,906
Total operating expenses	2,122,163	148,870

Operating Loss	(1,324,607)	(120,711)

Other Income (Expense)
Interest Expense	(4,980)	(3,380)

Net loss	$ (1,329,587)	$ (124,091)

Basic and diluted net loss per share *	$ (0.085)	$ (0.009)

Basic and diluted weighted average shares outstanding	15,613,373	13,115,997

*The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NETTEL HOLDINGS, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock		Share to Cancel		Paid in Capital	Subscription Receivable	Accumulated deficit	Total Stockholder's Equity (deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2002			$12,846,290	$12,846	-	$ -	$187,154	$ -	$ (210,277)	$ (10,277)

Recapitalization of the company	1,000	10,000	1,613,393	1,613	293,239	293	(30,905)	(28,000)		(46,999)

Net loss for the year									(124,091)	(124,091)

Balance at December 31, 2002	1,000	10,000	14,459,683	14,459	293,239	293	156,249	(28,000)	(334,368)	(181,367)

Shares issued for services			3,556,444	3,557		1,764,183				1,767,740

Net loss for the year	-	-	-	-					(1,329,587)	(1,329,587)

Balance at December 31, 2003	1,000	$10,000	18,016,127	$18,016	293,239	$ 293	$1,920,432	$ (28,000)	$(1,663,955)	$ 256,786

NETTEL HOLDINGS, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,329,5897)	$ (124,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,127	851
Common shares issued for services	1,767,740	-
(Increase) decrease in current assets:
Accounts receivables	(490,122)	(1,095)
Inventory	4,113	(4,113)
Prepaid expenses	(9,186)	(345)
Deposits	(2,200)	500
Increase (decrease) in current liabilities:
Accounts payable	60,265	9,470
Accrued payroll and expense	83,026	37,018
Total adjustments	1,425,763	42,286
Net cash provided by (used in) operating activities	96,176	(81,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(62,064)	(4,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	83,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	34,112	(2,924)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,609	5,533

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 36,721	$ 2,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes	$ -	$ 500

SUPPLEMENTAL DISCLOSURE FO NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$ 1,767,740	$ -

NETTEL GLOBALCOMMUNICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

NetTel Globalcommunication, Inc. ("NetTel") was incorporated on December 10, 1999 in the state of Delaware. The Company began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales, began selling used computer equipment.

On May 23, 2003, the NetTel entered into an Agreement of Merger with Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("the Company"), a Florida corporation. Pursuant to the Merger Agreement, the Company issued 10,596,290 shares of its common stock to the NetTel's shareholders in exchange for all the issued and outstanding shares of the NetTel's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2003 include NetTel and the Company (from the acquisition date), while the historical results for the year ended December 31, 2002 include only the NetTel.

Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("the Company") was incorporated in the State of Florida on October 22, 1998. During 2002 the Company ceased all operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $155,000 and $0 for the years ended December 31, 2003 and 2002, respectively.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2002, there were no significant impairments of its long-lived assets.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were $0 and $291, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during 2003 and 2002, accordingly, a Statement of Comprehensive Loss is not presented.

Recent Pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 (ôSFAS 150ö), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.  PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

                                                                                      2003

Office equipment                                                        $ 63,043        Software

4,100

Furniture and fixtures                                                        200

                                                                                     67,343

Less: accumulated depreciation & amortization            (13,094)

Property & Equipment (net)                                        $ 54,249

Depreciation expense for the years ended December 31, 2003 and 2002 was $12,127 and $851 respectively.

4. ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $6,392 to an officer and employee of the company for unreimbursed business expenses as of December 31, 2003. The amount is due on demand, unsecured and interest free.

5. PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $73,240 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

6. NOTE PAYABLE

Notes Payable from an individual are due on demand after December 31, 2003. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the years ended December 31, 2003 and 2002 is $4,890 and $3,380, respectively. Total accrued interest is $8,360. No interest has been paid on these notes.

7.  STOCKHOLDERS' EQUITY

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

On May 23, 2003 the Company issued 12,846,290 shares of Common Stock for acquisition of NetTel (note 1).

The Company issued 500,098 shares of Common Stock valued at $125, 069 to former officers of the Company for consulting services on May 27, 2003. Additionally in August 2003, the Company issued 1,466,820 shares of Common Stock valued at $901,812 to consultants for engineering and legal services. In October 2003 the Company issued 930,675 shares of Common Stock to consultants for engineering services and in November 2003, the Company issued 658,851 shares of Common stock to consultants for engineering and administrative services for a combined value of $740,859. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

8.  INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $1,388,000 and $206,000 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2003	December 31, 2002

Allowance for doubtful accounts	$ 59,500	$ -
Valuation reserve for inventory	$ -	$ 23,600
Unpaid liabilities	43,500	15,400
Net operating loss carryforwards	436,900	65,700
	539,900	104,700
Valuation Allowance	(539,900)	(104,700)
Net deferred taxes	$ -	$ -

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is summarized as follows:
	2003	2002
Current:
Federal	$ (363,400)	$ (1,700)
State	(7,800)	(700)
Deferred taxes	(64,000)	(33,400)
Valuation allowance	435,200	35,800
Income tax expense (benefit)	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

	December 31, 2003	December 31, 2002
Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense (credit) net of federal tax	(4.4)	(4.4)
Graduated federal rate	0.9	9.5
Valuation allowance	37.5	28.9
Tax expense at actual rate	-	-

9.  EMPLOYEE BENEFIT PLANS

The 2003 Employee Benefit Plan (ôthe Planö) adopted by the Board of Directors on April 30, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the CompanyÆs Common Stock to employees, officers, directors and consultants of the Company. Information relating to the Plan during 2003 is as follows:

                                                                                                    Shares

Shares reserved and registered under Form S8                            5,300,000

Shares issued                                                                            (3,656,346)

Options granted                                                                                  -

Balance of shares available to issue or grant                               1,643,654

On February 15, 2001, the Company adopted a 2001 Stock Option Plan ("the Option Plan") for employees, officers, directors and consultants. Information relating to the Plan is as follows:

		Average per share
	Shares subject to option	Exercise price	Market price
Options outstanding December 31, 2001	350	$ 895.00	$ 460.00
Options exercised	-	$
Options cancelled	(350)	$ 895.00	$ 210.00
Options issued	700	$ 225.00	$ 20.00
Balance, December 31, 2002	700	$ 225.00	$ 20.00
Options exercised	-	$
Options cancelled	-	$
Options issued	-	$
Balance, December 31, 2003	700	$ 225.00	$ 0.52

10.  MAJOR CUSTOMERS

For the year ended December 31, 2003, three customers provided 69% of the net revenues and three suppliers provided 62% of the cost of goods sold. For the year ended December 31, 2002, one customer provided 39% of the net revenues and one supplier provided 62% of the cost of goods sold. The receivable balances due from these customers were $590,382 and $3,110 at December 31, 2003 and 2002, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11.  COMMITMENTS

The company leased a facility under a monthly lease. Total rental expense under this lease was $7,515 and $7,100 for the year ended December 31, 2003 and 2002, respectively. July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $12,000 for the year ended December 31, 2003. Lease commitments are as follows:

            2004                    24,300

            2005                    24,900

            2006                    12,600

12.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

13.  GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,663,955 including net losses of $1,329,587 and $124,091 for the years ended December 31, 2003 and 2002, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2003, towards management of liabilities and improving the operations. The Company has succeeded in generating cash from operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

14. SUBSEQUENT EVENTS

The Company issued 2,364,750 shares of Common Stock to consultants for services and retired 427,000 shares during the period ending April 13, 2004. Additionally, the Company issued 200,000 shares of Common Stock to a consultant at $0.50 per share.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company's Form 8-K filed on February 27, 2002 disclosing a change in the Company's certifying accountants. The Company previously filed a Form 8-K/A on October 12, 2001 pursuant to which it announced that its independent public accountant, Mark Escoffery, P.A., resigned as the Company's accountant. The board of directors on February 26, 2002, engaged Grassano Accounting, P.A., to audit the Company's financial statements for its fiscal year ended December 31, 2001, which change took place in connection with the Company's change in control.   The Company filed a Form 8-K on July 23, 2003, disclosing the appointment of Kabani and Company as its new independent accounts.  That 8-K contained the following information:

(a) Previous independent accountants

     (i) Effective July 10, 2003, Nettel Holdings, Inc. ("Nettel" or "Registrant"), confirmed with its auditors, Grassano Accounting PA ("Grassano"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Registrant informed the Grassano that it would be dismissed as the Registrant's accountants.

     (ii) Grassano Accounting PA, last reported on Registrant's financial statements as of December 31, 2002. Nettel's financial statements for the past two years, as audited by Grassano, included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Nettel on July 10, 2003.

     (iv) During Nettel's two most recent fiscal years and the subsequent interim period through July 10, 2003, there were no disagreements with Grassano on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Grassano's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Grassano's reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal year and the subsequent interim period through July 10, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through July 10, 2003, Grassano did not advise Nettel that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through July 10, 2003, Grassano did not advise Nettel that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Grassano unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through July 10, 2003, Grassano did not advise Nettel that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through July 10, 2003, Grassano did not advise Nettel that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (b) New independent accountants

     The Registrant has engaged Kabani & Company, Inc. ("Kabani") as its new independent accountant on July 10, 2003. Prior to July 10, 2003 the Registrant had not consulted with Kabani regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Kabani concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen	32	President, Secretary and Director
Tam Bui	43	Director

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. Each of the officers serves at the discretion of the Board of Directors.

At a board meeting on May 1, 2003 duly held and called, Tam Bui and Tina Phan were elected to the board of directors by majority vote of the board of directors. Following the election of Mr. Bui and Ms. Phan to the board of directors of the Company, Thomas J. Craft, Jr. and Richard Rubin submitted their resignation as directors and officers of the Company. At a board meeting on May 23, 2003 duly held and called, Michael Nguyen was elected to the board of directors and In June 2003, Ms. Phan submitted her resignation as an officer and a director of the Company. The current board of directors of the Company consists of Michael Nguyen, Chairman and Tam Bui.

Michael Nguyen, President and Chairman

Mr. Nguyen holds a Bachelor of science degree from Portland State University; he also served six years in the Oregon Army National Guard. Mr. Nguyen has over 10 years experience in the telecommunications industry. He founded NetTel Globalcommunication Inc. in 1999 and has served as its chief executive officer since the Company was founded.

Tam Bui, Director

Mr. Bui has over 5 years of experience with Honeywell, Inc. as senior computer application and production engineer and over 15 years experience with TRW as project manager and program manager. His most recent responsibility was the implementation of LAPD Emergency Command Control Communications Systems. He currently serves as Chief Operating Officer and Chief Technical Officer for Providential Holdings, Inc. Mr. Bui holds a Bachelors and Masters of Science degrees from the University of Minnesota.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Michael Nguyen, President
	2001	0	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2004, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held (1)	Percentage
Michael Nguyen, President and Chairman 610 SW Broadway, Suite 405, Portland, Oregon 97205	10,596,290	53.3%
Tam Bui, Treasurer and Director 8700 Warner Avenue, Suite 200, Fountain Valley, CA 92708	500,000	2.5%
All Executive Officers and Directors as a Group	11,096,290	55.8%

(1) Based upon shares 19,897,116 issued and outstanding as of March 31, 2004.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
Michael Nguyen, President 610 SW Broadway, Suite 405 Portland, Oregon 97205	53.3%	Form 5
Tam Bui, Treasurer and Director 8700 Warner Avenue, Suite 200 Fountain Valley, California 92708	2.5%	Form 5
Providential Capital 8700 Warner Avenue, Suite 200 Fountain Valley, California 92708	11.3%	SC 13D

(1) Based upon 19,897,116 shares issued and outstanding as of March 31, 2004.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                                                           Description

3(i)                                              Articles of Incorporation (filed as an exhibit to Form 10-SB/12g on June 9, 1999)

3(i)                                              Articles of Incorporation, as amended, previously filed

3(ii)                                             By-laws (filed as an exhibit to Form 10-SB/12g on June 9, 1999)

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

8K filed May 30, 2003 -  Agreement of Merger

8K filed July 23, 2003 -  Change of Accountants

ITEM 14.    CONTROL AND PROCEDURES

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

Date: April 14, 2004

/s/ Michael Nguyen, President

Michael Nguyen, President and Chairman

/s/ Tam Bui, Treasurer

Tam Bui, Treasurer and Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Michael Nguyen, President and Director of Nettel Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Nettel Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Nettel Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Nettel Holdings, Inc.'s internal control over financial reporting that occurred during Nettel's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Nettel's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Michael Nguyen
Michael Nguyen, President and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Tam Bui, Treasurer and Director of Nettel Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Nettel Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Nettel Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Nettel Holdings, Inc.'s internal control over financial reporting that occurred during Nettel's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Nettel's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Tam Bui
Tam Bui, Treasurer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Nguyen

Michael Nguyen

President and Chairman

April 14, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tam Bui, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tam Bui

Tam Bui

Treasurer and Director

April 14, 2004