Form 10QSB
period 2004-03-31
NETTEL HOLDINGS INC
filed 2004-05-18
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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
Common Stock, $.001 par value 19,703,877 shares outstanding as of March 31, 2004.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$177,710
Accounts receivable, net	782,570
Prepaid expenses	500
Total current assets	960,780

PROPERTY AND EQUIPMENT, net	48,637

Deposits	72,200
$1,081,617

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$100,949
Accounts payable - related party	5,000
Payroll liabilities	110,733
Accrued expenses	76,860
Note payable - related party	18,392
Notes payable	43,000
Total current liabilities	354,934

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value, 250,000,000 shares authorized
19,703,877 shares issued and outstanding at March 31, 2004	19,704
Additional paid-in capital	2,981,716
Shares to be cancelled - Common stock	293
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(2,257,030)
Total stockholders' deficit	726,683

$1,081,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 and 2003

(Unaudited)

	2004	2003

Net revenues
Sales	$ 881,404	$ 30,991

Cost of revenues	347,562	20,740

Gross Profit	533,842	10,251

Operating expenses:
Research and development	892,607	-
Sales and marketing	317	882
General and Administrative	232,945	30,965
Total operating expenses	1,125,869	31,847

Operating Loss	(592,027)	(21,596)

Other Income (Expense)
Interest Expense	(1,048)	(1,228)

Net loss	$ (593,075)	$ (22,824)

Basic and diluted net loss per share*	$ (0.030)	$ (0.002)

Basic and diluted weighted average
shares outstanding	19,967,274	13,541,949

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (593,075)	$ (22,824)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	5,612	470
Issuance of stock option for services	89,200	-
Issuance of shares for services	873,772	-
(Increase) decrease in current assets:
Accounts receivables	(288,810)	2,573
Inventory	-	1,113
Prepaid expenses	9,186	(59)
Deposits	(70,000)	-
Increase (decrease) in current liabilities:
Accounts payable	36,157	(7,387)
Accrued payroll and expense	18,947	26,728
Total Adjustments	674,064	23,438
Net cash provided by operating activities	80,989	614

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares for cash	100,000	-
Repayment of note payable	(40,000)	-
Net cash provided by financing activities	60,000	-

Net Increase (decrease) in cash & cash equivalents	140,989	(486)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	36,721	2,609

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 177,710	$ 2,123

CASH PAID FOR:
Interest paid	$ -	$ -
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$ 873,772	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

NetTel Globalcommunication, Inc. ("NetTel") was incorporated on December 10, 1999 in the state of Delaware. NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, NetTel began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, NetTel discontinued retail wireless and internet access sales, began selling used computer equipment.

On May 23, 2003, the NetTel entered into an Agreement of Merger with Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC"), a Florida corporation. Pursuant to the Merger Agreement, BSC issued 10,596,290 shares of its common stock to the NetTel's shareholders in exchange for all the issued and outstanding shares of the NetTel's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three month period ended March 31, 2004 include NetTel and BSC (from the acquisition date), while the historical results for the three month period ended March 31, 2003 include only the NetTel.

Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC") was incorporated in the State of Florida on October 22, 1998. During 2002 BSC ceased all operations.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $255,000 at March 31, 2004.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three-month period ended March 31, 2004 and 2003 were $317 and $882, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $892,607 in the three month period ended March 31, 2004 for development of software products.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the three-month period ended March 31, 2004 and 2003, accordingly, a Statement of Comprehensive Loss is not presented.

Recent Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending March 31, 2004.

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts) :

Net Income - as reported	$ (593)
Stock based employee compensation expense included in
reported net income, net of tax	89

Total stock-based employee compensation expense determined
under fair-value-based method for all reward, net of tax	(89)

Pro forma net loss	$ (593)

Earnings per share:
Basic, as reported	$ (0.03)
Diluted, as reported	$ (0.03)
Basic, pro forma	$ (0.03)
Diluted, pro forma	$ (0.03)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.35%
Expected life of the options	2 years
Expected volatility	90%
Expected dividend yield	-

Following is a summary of the stock option activity:

Outstanding at December 31, 2003	0
Granted	200,000
Forfeited	0
Exercised	(200,000)
Outstanding at March 31, 2004	0

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

3. DEPOSITS

The Company has deposited $70,000 in an escrow account as required by the Share Exchange agreement dated May 4, 2004, see Note 14.

5. ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of March 31, 2004. The amount is due on demand, unsecured and interest free.

6. PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $110,733 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

7. NOTES PAYABLE

The Note Payable from an individual amounting $43,000 is due on demand after December 31, 2003. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for this note for the three-month period ended March 31, 2004 and 2003 is $1,048 and $1,228, respectively. Total accrued interest is $9,408 at March 31, 2004. No interest has been paid on these notes.

8. NOTES PAYABLE û RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the three-month period ended March 31, 2004. As of March 31, 2004 the balance owed the officer is $18,392. The amount is due on demand, unsecured and interest free.

9. STOCKHOLDERS' EQUITY

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

On May 23, 2003 the Company issued 12,846,290 shares of Common Stock for acquisition of NetTel (note 1).

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

In January 2004, the Company granted a stock option to a consultant for 200,000 shares of the Company's Common Stock at $0.50 per share. The value of the option was calculated under SFAS 123 based on a fair value model at the grant date. $89,200 was recorded as consulting fees. In February 2004, the consultant exercised the option to purchase 200,000 shares of the Company's stock for $100,000.

10. MAJOR CUSTOMERS

For the three-month period ended March 31, 2004, two customers provided 100% of the Company's net revenues and three suppliers provided 89% of the cost of goods sold. For the three-month period ended March 31, 2003, one customer provided 36% of the net revenues and three suppliers provided 67% of the cost of goods sold. The accounts receivable balances due from these customers were $1,024,310 and $0 at March 31, 2004 and 2003, respectively. The accounts payable balances due to these suppliers were $36,912 and 1,233 at march 31, 2004 and 2003, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11. COMMITMENTS

The company leased a facility under a monthly lease. Total rental expense under this lease was $1,800 or the three-month period ended March 31, 2003. July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $6,000 for the three-month period ended March 31, 2004. Lease commitments are as follows:

                        2004                             24,300

                        2005                             24,900

                        2006                             12,600

12. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

13. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,257,030 including a net loss of $593,075 for the three-month period ended March 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

14. SUBSEQUENT EVENT

On May 5, 2004, Creative Vistas and ENTEC, a non-operative subsidiary of the Company, signed a stock exchange agreement (the "Agreement"), pursuant to which Creative Vistas agreed to issue 75,000,000 shares to the ENTEC shareholder in exchange for 100% of ENTEC's outstanding shares.  ENTEC was owned 60% by the Company and 40% by the President of the Company, before this agreement (collectively, "ENTEC shareholders").  Upon completion of the Acquisition, ENTEC will become a wholly-owned subsidiary of Creative Vistas.  An additional 2,000,000 shares are to be issued to persons for services rendered in the Acquisition: 1,000,000 of those shares are to be issued to Miller Capital Corporation, whose principal is Rudy R. Miller, Creative Vistas' current president and largest shareholder, who is to resign as part of the Acquisition.  Upon completion of the Acquisition, the Company will own 45,000,000 of the 87,000,000 shares of Creative Vistas' common stock; and the Company current officers and directors will become the officers and directors of Creative Vistas, resulting in a change of control of Creative Vistas.

The acquisition of ENTEC by Creative Vistas will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of ENTEC obtained control of the consolidated entity.  Accordingly, the acquisition will be recorded as a recapitalization of ENTEC, with ENTEC being treated as the continuing entity.  The historical financial statements to be presented will be those of ENTEC.  The continuing company has retained December 31 as its fiscal year end.

The financial statements of the Creative Vistas and ENTEC are not significant; therefore, no pro forma financial information is submitted.

Item 2. Management's Discussion and Analysis

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast,"
"project" and similar expressions identify forward-looking statements.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month period ended March 31, 2004 include NetTel and the Company (from the acquisition date), while the historical results for the three-month period ended March 31, 2003 include only NetTel.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additonally, the Company began development of telecomummications software as well as a web security and financial software packages. In July
2003, the Company began marketing telecommunication minutes to a limited test market. In
October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure.

On May 5, 2004, Creative Vistas
and ENTEC, a non-operative subsidiary of the Company, signed a stock exchange agreement (the "Agreement"), pursuant to which Creative Vistas agreed to issue
75,000,000 shares to the ENTEC shareholder in exchange for 100% of ENTEC's outstanding shares.  ENTEC was owned 60% by the Company and 40% by the
President of the Company, before this agreement (collectively, "ENTEC shareholders").  Upon completion of the Acquisition, ENTEC will become a wholly-owned subsidiary of Creative Vistas.  An additional 2,000,000 shares are to be issued to persons for services rendered in the Acquisition: 1,000,000 of those shares are to be issued to Miller Capital Corporation, whose principal is Rudy R. Miller, Creative Vistas' current president and largest shareholder, who is to resign as part of the Acquisition.  Upon completion of the
Acquisition, the Company will own 45,000,000 of the 87,000,000 shares of
Creative Vistas' common stock; and the Company current officers and directors will become the officers and directors of Creative Vistas, resulting in a change of control of Creative Vistas.

The acquisition of ENTEC by Creative Vistas will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of
ENTEC obtained control of the consolidated entity.  Accordingly, the acquisition will be recorded as a recapitalization of ENTEC, with ENTEC being treated as the continuing entity.  The historical financial statements to be presented will be those of ENTEC.  The continuing company has retained
December 31 as its fiscal year end.

The financial statements of the Creative Vistas and ENTEC are not significant;
therefore, no pro forma financial information is submitted.

The Company is currently pursuing three businesses areas:

Voice over Internet Protocal ("VoIP")

The Company is a cutting edge telephony company in the exploding VoIP industry. Planned products and services include residential and commercial long distance, prepaid calling card, PC to phone, unified messaging, and teleconferencing.

The VoipXchange.net division of the Company has partnered with over 1,600 major VoIP network termination partners worldwide to access their network infrastructure. This allows
VoipXchange.net to provide high-quality, low-cost "any-distance'' call termination to over 250 countries and territories. We operate our own, or in cooperation with other providers, a network of VoIP gateways throughout the world. These gateways are located mostly in difficult-to-reach countries or regions and provide local termination of international calls. VoipXchange.net offers this service to any international carrier, which is interested in reliable and inexpensive completion of its traffic to the VoipXchange.net's On-Net destinations.

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

Software Programming

The Entec division is currently developing Accounting, Finance, Project Management, Inventory
System, Database Management, Presentation Tools, E-mail, Voice Recognition, and Word
Processing software that will have an entry-level price point ranging from $9.95 to $49.95 U.S.
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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The Company's net revenue for the three-month period ended March 31, 2004 was $881,404 compared to $30 991 for the same period ended March 31, 2003.  Refurbished equipments sales for the period ended March 31, 2004 were $881,404 compared to $13,097 for the same period in
2003.  The Company discontinued retail wireless and internet access in April 2003 and therefore had no revenue from these sources for the three month period ended March 31, 2004 compared to
$17,894 for the same period ended March 31, 2003.

Gross margin was 61 percent of revenue for the three-month period ended March 31, 2004 compared to 33 percent for the same period ended March 31, 2003.  The gross margin increase for the three-month period ended March 31, 2004 is related primarily to the current market for used equipment sales.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $1,094,022 to $1,125,869 for the three-month period ended
March 31, 2004 compared to $31,847 for the same period ended March 31, 2003. Research and development expense was $892,607 for the three-month period ended March 31, 2004 compared to $0 in the same period in 2003. These costs are primarily personnel costs. $873,772 of this amount was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. General and administrative expense increased
$201,980 to $232,940 in the period ended March 31, 2004 as compared to the same period ended
March 31, 2003.  This was primarily related to an increase in the provision for doubtful accounts of $100,000, an increase in facilities expense of $5,000 related to expanding the corporate office in July 2003, an increase in depreciation expense of $5,000 and consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123.

Liquidity and Capital Resources

For the three-month period ended March 31, 2004, the Company's primary source of cash was from the exercise of stock options and operations. During this period, $80,989 was generated from operating activities compared to $614 during the same period ended March 31, 2003.  The positive cash flow from operations for the three-month period ended March 31, 2004 is primarily attributable to the net loss offset by  $962,972 of non-cash stock and options issues for consulting fees reduced by an increase in accounts receivable and deposits of  $358,810.  The positive cash flow from operations during the three-month period ended March 31, 2003 was attributable to the net loss for the period offset by an increase in accrued liabilities.

The Company used cash no cash for investing activities during the three-month period ended
March 31, 2004 compared to $1,100 for the same period ended March 31, 2003.

During the three-month period ended March 31, 2004, the Company generated $60,000 from financing activities. $100,000 was generated from the exercise of stock options which was reduced by the use of $40,000 to repay short-term debt, compared to $0 for the same period ended March 31, 2003.

The Company has incurred an accumulated deficit as of March 31, 2004 of $2,257,030. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the three-month period ended March 31, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Item 3.
Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its' President and
Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending against the Company and the Company is unaware of any such proceedings contemplated against it.

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

31.1

32.1

 Certifications of Chief Executive
and Financial Officer

(b) Form 8-K.

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

  By: /s/ Michael Nguyen

Michael Nguyen, Chief Executive and Financial Officer

Dated: May 18, 2004

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
May 18, 2004

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of
Nettel Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Michael Nguyen, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:
May 18, 2004

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer