Form 10QSB
period 2004-06-30
NETTEL HOLDINGS INC
filed 2004-08-17
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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
Common Stock, $.001 par value 22,513,166 shares outstanding as of June 30, 2004.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$35,224
Accounts receivable, net	588,422
Prepaid expenses	500
Total current assets	624,146

PROPERTY AND EQUIPMENT, net	49,896
Deposits	293,200
$967,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$93,950
Accounts payable - related party	5,000
Payroll liabilities	110,533
Accrued expenses	50,319
Deferred revenue	21,889
Note payable - related party	17,602
Notes payable	28,000
Total current liabilities	327,293

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value, 250,000,000 shares authorized
22,513,166 shares issued and outstanding at June 30, 2004
18,016,127 shares issued and outstanding at December 31, 2003	22,220
Common Stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	4,110,315
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(3,474,879)
Total stockholders' equity	639,949

$967,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2004	2003	2004	2003

Net revenues	$ 327,975	$ 74,889	$ 1,209,379	$ 105,880

Cost of revenues	101,251	41,351	448,813	62,091

Gross profit	226,724	33,538	760,566	43,789

Operating expenses:
Research and development	912,000	3,065	1,804,608	3,065
Sales and marketing	5,089	-	5,405	882
General and Administrative	527,025	174,824	759,970	205,789
Total operating expenses	1,444,116	177,889	2,569,983	209,736

Operating Loss	(1,217,390)	(144,351)	(1,809,417)	(165,947)

Other Income (Expense)
Interest expense	(459)	(1,242)	(1,507)	(2,470)

Net loss	$ (1,217,849)	$ (145,593)	$ (1,810,924)	$ (168,417)

Basic and diluted net loss per share	$ (0.06)	$ (0.01)	$ (0.09)	$ (0.01)

Basic and diluted weighted average shares outstanding	21,662,949	14,311,164	20,815,112	13,928,681

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,810,924)	$ (168,417)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	11,628	1,426
Fair market value of stock options granted	89,200	-
Common shares issued for services	2,004,887	125,069
(Increase) decrease in current assets:
Accounts receivables	(94,662)	3,638
Inventory	-	(44,748)
Prepaid expenses	9,186	(2,000)
Deposits	(6,000)	-
Increase (decrease) in current liabilities:
Accounts payable	28,368	7,387
Accrued payroll and expense	(7,794)	57,470
Customer deposits and deferred revenue	21,889	80,300
Total Adjustments	2,056,702	228,472
Net cash provided by operating activities	245,778	60,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(7,275)	(54,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	100,000	-
Deposit with third party	(285,000)	-
Repayment of note payable	(55,000)	-
Net cash used in financing activities	(240,000)	-

Net Increase (decrease) in cash & cash equivalents	(1,497)	5,806

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	36,721	2,609

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 35,224	$ 8,415

CASH PAID FOR:
Interest paid	$ -	$ -
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$ 2,004,887	$ 125,069
Common shares issued for services	$ -	$ -

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three month and six month periods ended June 30, 2004 include NetTel and BSC, while the historical results for the three month and six month periods ended June 30, 2003 include only the NetTel and BSC (from the acquisition date).

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balance at June 30, 2004 and net revenues for the three-month and six- month periods ending June 30, 2004 include amounts from two international customers that have a history of slow payment. The allowance for doubtful accounts is $500,000 at June 30, 2004.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the six-month period ended June 30, 2004 and 2003 were $1,608 and $882, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $1,804,608 and $3,065 in the six-month periods ended June 30, 2004 and June 30, 2003, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the six-month period ended June 30, 2004 and 2003, accordingly, a Statement of Comprehensive Loss is not presented.

Recent Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending June30, 2004.

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts) :

	Three month period ended June 30, 2004	Six month period ended June 30, 2004

Net Income - as reported	$ (1,218)	$ (1,811)

Stock-Based employee compensation expense included in reported net income, net of tax	-	89

Total stock-based employee compensation expense determined under fair-value0based method for all rewards, net of tax	-	(89)

Pro forma net loss	$ (1,218)	$ (1,811)

Earnings per share:
Basic, as reported	$ (0.06)	$ (0.09)
Diluted, as reported	$ (0.06)	$ (0.09)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.35%
Expected life of the options	2 years
Expected volatility	90%
Expected dividend yield	-

Following is a summary of the stock option activity:

Outstanding at December 31, 2003	0
Granted	200,000
Forfeited	0
Exercised	(200,000)
Outstanding at March 31, 2004	0

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

3.    DEPOSITS

The Company has deposited $285,000 with a third party as required by the Share Exchange agreement dated May 4, 2004, see Note 13.

4.    ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of June 30, 2004. The amount is due on demand, unsecured and interest free.

5.    PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $110,533 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

6.    NOTES PAYABLE

The Note Payable from an individual amounting $28,000 is due on demand after December 31, 2003. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for this note for the six-month periods ended June 30, 2004 and 2003 is $1,507 and $2,470, respectively. .

7.    NOTES PAYABLE - RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the six-month period ended June 30, 2004. As of June 30, 2004 the balance owed the officer is $17,602. The amount is due on demand, unsecured and interest free.

8.    STOCKHOLDERS' EQUITY

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

On May 23, 2003 the Company issued 12,846,290 shares of Common Stock for acquisition of NetTel (note 1).

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. In April 2004 the Company issued 500,000 shares of Common Stock to a consultant for consulting services relating to business development for the Company. In May 2004 the Company issued 2,016,050 shares of Common Stock to consultants for engineering services. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

In January 2004, the Company granted a stock option to a consultant for 200,000 shares of the Company's Common Stock at $0.50 per share. The value of the option was calculated under SFAS 123 based on a fair value model at the grant date. $89,200 was recorded as consulting fees. In February 2004, the consultant exercised the option to purchase 200,000 shares of the Company's stock for $100,000.

9.    MAJOR CUSTOMERS

For the three-month and six-month periods ended June 30, 2004, two customers provided 99% and 100%, respectively, of the Company's net revenues; two suppliers provided 72% and 77% of the Company's purchases for the three-month and six-month periods ended June 30, 2004, respectively. For the three-month and six month periods ended June 30, 2003, one customer provided 36% of the net revenues and three suppliers provided 67% of the Company's purchases. The accounts receivable balances due from these customers are $1,075,485 and $0 at June 30, 2004 and 2003, respectively. The accounts receivable balance at June 30, 2004 and net revenues for the three-month and six- month periods ending June 30, 2004 include amounts from these two international customers that have a history of slow payment, therefore the Company has provided an allowance for doubtful accounts of $500,000 at June 30, 2004.

The accounts payable balances due to these suppliers are $29,092 and $1,233 at June 30, 2004 and 2003, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.    COMMITMENTS

The company leased a facility under a monthly lease. Total rental expense under this lease was $3,280 or the six-month period ended June 30, 2003. July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $12,000 for the six-month period ended June 30, 2004. Lease commitments are as follows for the twelve month period ended June 30:

                        2004                             24,300

                        2005                             24,900

                        2006                             12,600

11.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $3,474,879 including a net loss of $1,810,924 for the six-month period ended June 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2004, towards management of liabilities and improving the operations. The Company has succeeded in generating cash from operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

13.    SUBSEQUENT EVENT

On May 5, 2004, Creative Vistas and ENTEC, a non-operative subsidiary of the Company, signed a stock exchange agreement (the "Agreement"), pursuant to which Creative Vistas agreed to issue 75,000,000 shares to the ENTEC shareholder in exchange for 100% of ENTEC's outstanding shares.á ENTEC was owned 60% by the Company and 40% by the President of the Company, before this agreement (collectively, "ENTEC shareholders").á Upon completion of the Acquisition, ENTEC would become a wholly-owned subsidiary of Creative Vistas.á An additional 2,000,000 shares would be issued to persons for services rendered in the Acquisition: 1,000,000 of those shares would be issued to Miller Capital Corporation, whose principal is Rudy R. Miller, Creative Vistas' current president and largest shareholder, who would resign as part of the Acquisition.á Upon completion of the Acquisition, the Company would own 45,000,000 of the 87,000,000 shares of Creative Vistas' common stock; and the Company current officers and directors would become the officers and directors of Creative Vistas, resulting in a change of control of Creative Vistas.

On August 6, 2004, Creative Vistas and ENTEC terminated the Agreement.

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

At a board meeting duly called and held on May 23, 2003, authorized and approved the change of the name of the Company from Bio Standard Corporation to Nettel Holdings, Inc. The
Company's new symbol "NTTL" became effective on May 23, 2003.

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six-month period ended June 30, 2004 include NetTel and the Company, while the historical results for the six-month period ended June 30, 2003 include NetTel and the Company from the acquisition date of May 23, 2003.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July
2003, the Company began marketing telecommunication minutes to a limited test market. In
October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure.

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
The Company International Callback Service can save its customers up to 85% on international long distance calling and can be used from any touch-tone telephone worldwide. Once customers are connected to the Callback Network, they can make international calls at low rates.
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
Existing VoIP solutions face the daunting challenge of transmitting high-volume communications smoothly between databased networks and traditional voice-based networks.
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
dollars.

Entec Voice XML is a next generation telecom application service provider. The Company will provide customers with value-added voice services that are unique in their user utility, ease of application and use, presentation to users and cost advantage. Talking Technologies is making
IVR technology more affordable and accessible to customers through standards-based technology. Talking Technologies next-generation IVR -- using VoiceXML enables companies to easily and quickly deploy automated phone services that can improve employee productivity, reduce costs, increase customer satisfaction, and create new revenue opportunities. This IVR allows companies to extend existing or new Web applications to be accessible by any phone at the lowest total cost of ownership. Entec games division is a developer of interactive entertainment software and technology for a variety of consoles and computer platforms.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company's net revenue for the three-month period ended June 30, 2004 was $327,975 compared to $74,889 for the same period ended June 30, 2003.  Revenues for both periods related to used equipment sales.

Gross margin was 69 percent of revenue for the three-month period ended June 30, 2004 compared to 45 percent for the same period ended June 30, 2003.  The gross margin increase for the three-month period ended June 30, 2004 is related primarily to the mix of used computer equipment and higher margins on container load shipments.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $1,266,225 to $1,444,114 for the three-month period ended
June 30, 2004 compared to $174,824 for the same period ended June 30, 2003. Research and development expense was $912,000 for the three-month period ended June 30, 2004 compared to
$3,065 in the same period in 2003. These costs are primarily personnel costs. $886,115 of this amount was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. General and administrative expense increased
$352,204 to $527,025 in the period ended June 30, 2004 as compared to the same period ended
June 30, 2003.  This increase was primarily related to an increase in the provision for doubtful accounts of $245,000, a decrease in accounting and legal fees of $10,000 and a non-cash charge of $245,000 for the market value of the Company's common stock issued for consulting services relating to the ENTEC Agreement (see Note 14 to the Consolidated Financial
Statements), offset by a non-cash charge for the three-month period ended June 30, 2003 of
$125,000 for the market value of the Company's stock issued to former directors for consulting services. Approximately 99% of the accounts receivable balance at June 30, 2004 and the net revenues for the three-month and six- month periods ending June 30, 2004 are amounts from two international customers that have a history of slow payment, therefore the Company has charged
$245,000 to provision for doubtful accounts (general and administrative expense) for the three-months ended June 30, 2004, resulting in an allowance for doubtful accounts of $500,000 at June 30, 2004

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Company's net revenue for the six-month period ended June 30, 2004 was $1,209,379 compared to $105,880 for the same period ended June 30, 2003.  Net revenue in 2004 was comprised of used computer equipment sales to overseas customers. Used equipment sales amounted to $87,985 for the same period ended June 30, 2003.  The Company discontinued retail wireless and internet access in April 2003 and therefore had no revenue from these sources for the six-month period ended June 30, 2004 compared to $17,894 for the same period ended June
30, 2003.

Gross margin was 63 percent of revenue for the six-month period ended June 30, 2004 compared to 41 percent for the same period ended June 30, 2003.  The gross margin increase for the six-month period ended June 30, 2004 is related primarily to the mix of used computer equipment and higher margins on container load shipments.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $2,360,247 to $2,569,983 for the six-month period ended June
30, 2004 compared to $205,789 for the same period ended June 30, 2003. Research and development expense was $1,804,608 for the six-month period ended June 30, 2004 compared to
$3,065 in the same period in 2003. These costs are primarily personnel costs. $1,759,887 of this amount was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the period. General and administrative expense increased
$554,181 to $759,970 in the period ended June 30, 2004 as compared to the same period ended
June 30, 2003.  This was primarily related to an increase in the provision for doubtful accounts of
$345,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued for consulting services relating to the ENTEC Agreement (see Note 14 to the
Consolidated Financial Statements), offset by a non-cash charge for the three-month period ended June 30, 2003 of $125,000 for the market value of the Company's stock issued to former directors for consulting services.

Liquidity and Capital Resources

For the six-month period ended June 30, 2004, the Company's primary source of cash was from the exercise of stock options and operations. During this period, $245,778 was generated from operating activities compared to $60,055 during the same period ended June 30, 2003.  The positive cash flow from operations for the six-month period ended June 30, 2004 is primarily attributable to the net loss of $1,810,924 offset by $2,094,087 of non-cash stock and options issues for consulting fees, $42,463 net increase in accounts payable and customer deposits, reduced by an increase in accounts receivable of $94,664.  The positive cash flow from operations during the six-month period ended June 30, 2003 was attributable to the net loss for the period offset by $125,000 of non-cash stock issues for consulting fees and a $145,000 increase in accrued liabilities reduced by an increase of $44,748 in inventory.

The Company used cash $7,275 for investing activities during the six-month period ended June
30, 2004 compared to $54,249 for the same period ended June 30, 2003.

During the six-month period ended June 30, 2004, the Company use $240,000 for financing activities. $100,000 was generated from the exercise of stock options which was reduced by the use of $55,000 to repay short-term debt and $285,000 used for a deposit related to the ENTEC
Agreement (see note 14, Notes to the Consolidated Financial Statements), compared to $0 for the same period ended June 30, 2003.

The Company has incurred an accumulated deficit as of June 30, 2004 of $3,474,879. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the six-month period ended June 30, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

31.1

32.1

 Certifications of Chief Executive
and Financial Officer

(b) Form 8-K.

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

  By: /s/ Michael Nguyen

Michael Nguyen, Chief Executive and Financial Officer

Dated: August 16, 2004

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
August 16, 2004

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
August 16, 2004

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer