Form 10QSB
period 2004-09-30
NETTEL HOLDINGS INC
filed 2004-11-17
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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
Common Stock, $.001 par value 22,219,927 shares outstanding as of September 30, 2004.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$14,939
Accounts receivable, net	936,895
Prepaid expenses	500
Total current assets	952,334

PROPERTY AND EQUIPMENT, net	43,678
Deposits	8,200
$1,004,212

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$274,046
Accounts payable - related party	5,000
Payroll liabilities	110,533
Accrued expenses	52,743
Deferred revenue	21,889
Note payable - related party	16,557
Notes payable	28,000
Total current liabilities	508,768

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value, 250,000,000 shares authorized
22,219,927 shares issued and outstanding at September 30, 2004
18,016,127 shares issued and outstanding at December 31, 2003	19,704
Common Stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	4,112,831
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(3,619,384)
Total stockholders' equity	495,444

$1,004,212

The accompanying notes are an integral part of these consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003

Net revenues	$ 1,132,809	$ 543,995	$ 2,342,188	$ 649,875

Cost of revenues	834,970	163,926	1,283,783	226,017

Gross profit	297,839	380,069	1,058,405	423,858

Operating expenses:
Research and development	107,167	897,307	1,911,775	900,372
Sales and marketing	-	-	5,405	882
General and Administrative	334,754	71,953	1,094,724	277,742
Total operating expenses	441,921	969,260	3,011,904	1,178,996

Operating Loss	(144,082)	(589,191)	(1,953,499)	(755,138)

Other Income (Expense)
Interest expense	(423)	(1,255)	(1,930)	(3,725)

Net loss	$ (144,505)	$ (590,446)	$ (1,955,429)	$ (758,863)

Basic net loss per share	$ (0.01)	$ (0.04)	$ (0.09)	$ (0.05)

Basic weighted average shares outstanding	22,673,165	16,146,429	21,438,984	14,782,134

Dilute net loss per share	$ (0.01)	$ (0.04)	$ (0.09)	$ (0.05)

Diluted weighted average shares outstanding	22,673,165	16,146,429	21,438,984	14,782,134

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

* Weighted average number of shares used to compute basic and diluted loss per share for 2004 and 2003 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

 NETTEL HOLDING, INC.

(formerly BIO STANDARD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,955,429)	$ (758,863)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	17,846	6,057
Fair market value of stock options granted	89,200	-
Common shares issued for services	2,004,887	1,026,881
(Increase) decrease in current assets:
Accounts receivables	(443,135)	(293,627)
Inventory	-	-
Prepaid expenses	9,186	(62,385)
Deposits	(6,000)	(5,100)
Increase (decrease) in current liabilities:
Accounts payable	185,862	62,788
Accrued expense and payroll liabilities	16,187	92,495
Customer deposits and deferred revenue	21,889	-
Total Adjustments	1,895,922	827,109
Net cash (used) provided by operating activities	(59,507)	68,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(7,275)	(62,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	100,000	-
Repayment of note payable	(55,000)	-
Net cash provided by financing activities	45,000	-

Net Increase (decrease) in cash & cash equivalents	(21,782)	6,182

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	36,721	2,609

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 14,939	$ 8,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$ 2,004,887	$ 1,026,881
Stock issued for acquisition of subsidiary	$ -	$ 7,065,460

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

NetTel Globalcommunication, Inc. ("NetTel") was incorporated on December 10, 1999 in the state of Delaware. NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, NetTel began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, NetTel discontinued retail wireless and internet access sales, and began selling used computer equipment. In August of 2004 the Company began selling long distance minutes and prepaid calling cards to the wholesale market.

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month and nine-month periods ended September 30, 2004 include NetTel and BSC, while the historical results for the three-month and nine-month periods ended September 30, 2003 include only the NetTel and BSC (from the acquisition date). Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC") was incorporated in the State of Florida on October 22, 1998. During 2002 BSC ceased all operations.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balance at September 30, 2004 and net revenues for the three-month and nine- month periods ending September 30, 2004 include amounts from two international customers that have a history of slow payment. The allowance for doubtful accounts is $500,000 at September 30, 2004.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the nine-month period ended September 30, 2004 and 2003 were $1,608 and $882, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $1,911,775 and $900,372 in the nine-month periods ended September 30, 2004 and September 30, 2003, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the nine-month period ended September 30, 2004 and 2003, accordingly, a Statement of Comprehensive Loss is not presented.

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

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts) :

	Three month period ended Sept. 30, 2004	Nine month period ended Sept. 30, 2004

Net Income - as reported	$ (144)	$ (1,955)

Stock-Based employee compensation expense included in reported net income, net of tax	-	89

Total stock-based employee compensation expense determined under fair-value0based method for all rewards, net of tax	-	(89)

Pro forma net loss	$ (144)	$ (1,955)

Earnings per share:
Basic, as reported	$ (0.01)	$ (0.09)
Diluted, as reported	$ (0.01)	$ (0.09)
Basic, pro forma	$ (0.01)	$ (0.09)
Diluted pro forma	$ (0.01)	$ (0.09)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.35%
Expected life of the options	2 years
Expected volatility	90%
Expected dividend yield	-

Following is a summary of the stock option activity:

Outstanding at December 31, 2003	0
Granted	200,000
Forfeited	0
Exercised	(200,000)
Outstanding at September 30, 2004	0

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

3.    ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of September 30, 2004. The amount is due on demand, unsecured and interest free.

4.    PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $110,533 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

5.    NOTES PAYABLE

The Note Payable from an individual amounting $28,000 is due on demand after December 31, 2003. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for this note for the nine-month periods ended September 30, 2004 and 2003 is $1,930 and $3,755, respectively.

6.    NOTES PAYABLE - RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the nine-month period ended September 30, 2004. As of September 30, 2004 the balance owed the officer is $16,557. The amount is due on demand, unsecured and interest free.

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

8.    SEGMENTS

The Company has two reportable segments consisting of (1) Equipment Sales and (2) Telecommunications long distance and prepaid calling card minutes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. Unallocated assets and loss from continuing operations are primarily related to software development in the ENTEC subsidiary.

The following is information for the Company's reportable segments for the nine months ended September 30, 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue
2004	$ 1,493,167	$ 849,021	$ -	$ 2,342,188
2003	518,033	113,948	17,894	649,875
Gross margin
2004	968,920	89,485	-	1,058,405
2003	402,522	17,558	3,778	423,858
Depreciation and amortization
2004	-	17,796	50	17,846
2003	-	6,007	50	6,057
Profit (Loss) from continuing operations before tax
2004	617,132	(863,643)	(1,706,988)	(1,953,499)
2003	401,168	(888,822)	(267,484)	(755,138)
Interest expense
2004	1,930	-	-	1,930
2003	3,725	-	-	3,725
Identifiable assets
2004	459,705	520,817	23,690	1,004,212
2003	325,314	60,318	52,841	438,473
Capital expenditures
2004	-	7,275	-	7,275
2003	-	61,864	200	62,064

The following is information for the Company's reportable segments for the three months ended September 30, 2004:

(in thousands)

Equipment Segment

Telecommunications

Unallocated

Total

Revenue

2004
$283,788
$849,021
-
$1,132,809

2003
430,047
113,948
-
543,995

Gross margin

2004
208,354
89,485
-
297,839

2003
362,511
17,558
-
380,069

  Depreciation and
amortization

2004
6,201
17
-
6,218

2003
4,615
17
-
4,632

  Profit (Loss) from
continuing operations before tax

2004
208,355
77,616

(430,053)
(144,082)

2003
362,511

(884,381)
(67,321)
(589,191)

Interest expense

2004
423
-
-
423

2003
1,255
-
-
1,255

Identifiable assets

2004
459,705
520,817
23,690
1,004,212

2003
325,314
60,318
52,841
438,473

Capital expenditures

2004
-
-
-
-

2003
-
7,815
-
7,815

9.    MAJOR CUSTOMERS

For the three-month period ended September 30, 2004, two customers provided 64% of the
Company's net revenues, and for the nine-month period ended September 30, 2004, four customers provided 82% of the Company's net revenues. Three suppliers provided 93% and
82% of the Company's purchases for the three-month and nine-month periods ended September
30, 2004, respectively.  For the three-month and nine month periods ended September 30, 2003, four customer provided 75% and 77%, respectively, of the net revenues and three suppliers provided 89% and 73%, respectively, of the Company's purchases. The accounts receivable balances due from these customers are $1,055,624 and $284,327 at September 30, 2004 and
2003, respectively. The accounts receivable balance at September 30, 2004 and net revenues for the three-month and nine- month periods ending September 30, 2004 include amounts from these two international customers that have a history of slow payment, therefore the Company has provided an allowance for doubtful accounts of $500,000 at September 30, 2004.

The accounts payable balances due to these suppliers are $161,812 and $0 at September 30, 2004 and 2003, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.    COMMITMENTS

The company leased a facility under a monthly lease. Total rental expense under this lease was
$5,200 for the nine-month period ended September 30, 2003.  July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $18,000 for the nine-month period ended September 30, 2004. Lease commitments are as follows for the twelve month period ended September 30:

2004
24,300

2005
24,900

2006
12,600

On May 5, 2004, Creative Vistas and ENTEC, a non-operative subsidiary of the Company, signed a stock exchange agreement (the "Agreement"), pursuant to which Creative Vistas agreed to issue 75,000,000 shares to the ENTEC shareholder in exchange for 100% of ENTEC's outstanding shares. ENTEC was owned 60% by the Company and 40% by the President of the
Company, before this agreement (collectively, "ENTEC shareholders"). Upon completion of the
Acquisition, ENTEC would become a wholly-owned subsidiary of Creative Vistas. An additional 2,000,000 shares would be issued to persons for services rendered in the Acquisition:
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

On August 6, 2004, Creative Vistas and ENTEC terminated the Agreement.

11.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended September 30, 2004 and
2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.    GOING CONCERN

The Company's consolidated
financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $3,619,384 including a net loss of
$1,955,429 for the nine-month period
ended September 30, 2004.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2004, towards management of liabilities and improving the operations. The Company has succeeded in generating cash from operations for the nine-month period ended September 30,
2004. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

13.    SUBSEQUENT EVENTS

On May 5, 2004, Creative Vistas and ENTEC, a non-operative subsidiary of the Company, signed a stock exchange agreement (the "Agreement"), pursuant to which Creative Vistas agreed to issue 75,000,000 shares to the ENTEC shareholder in exchange for 100% of ENTEC's outstanding shares. ENTEC was owned 60% by the Company and 40% by the President of the
Company, before this agreement (collectively, "ENTEC shareholders"). Upon completion of the
Acquisition, ENTEC would become a wholly-owned subsidiary of Creative Vistas. An additional 2,000,000 shares would be issued to persons for services rendered in the Acquisition:
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

On August 6, 2004, Creative Vistas and ENTEC terminated the Agreement.
The company has written off the amount deposited in connection with the transaction amounting to $285,000, and has recorded the amount as part of general and administrative expense in the accompanying financial statements.

On November 1, 2004, the Company filed an SB2 registration statement. Upon becoming effective, the SB2 will allow the sale of up to 117,437,509 shares, based on current market prices and assuming full conversion of the convertible debenture. This number represents approximately 522% of the Company's current outstanding stock and includes up to
113,378,685 shares of common stock to be issued under the Standby Equity Distribution
Agreement and up to 4,000,000 shares of common stock underlying a convertible debenture.
Assuming the conversion of the $340,000 principal amount debenture on October 27, 2004, and a conversion price of $0.19 per share, the number of shares issuable upon conversion of the convertible debenture would be 1,789,474. Further, in the event that the Company draw down
$250,000 under the Standby Equity Distribution, which is the maximum permitted advance within a seven-day period, the Company would be required to issue 1,342,642.32 shares of common on October 27, 2004 based on a purchase price of $0.1862.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine-month period ended September 30, 2004 include NetTel and the Company, while the historical results for the nine-month period ended September 30, 2003 include NetTel and the
Company from the acquisition date of May 23, 2003.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July
2003, the Company began marketing telecommunication minutes to a limited test market. In
October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes and prepaid calling cards to the wholesale market using its upgraded technology.

On November 1, 2004, the Company filed an SB2 registration statement. Upon becoming effective, the SB2 will allow the sale of up to 117,437,509 shares, based on current market prices and assuming full conversion of the convertible debenture. This number represents approximately 522% of the Company's current outstanding stock and includes up to
113,378,685 shares of common stock to be issued under the Standby Equity Distribution
Agreement and up to 4,000,000 shares of common stock underlying a convertible debenture.
Assuming the conversion of the $340,000 principal amount debenture on October 27, 2004, and a conversion price of $0.19 per share, the number of shares issuable upon conversion of the convertible debenture would be 1,789,474. Further, in the event that the Company draw down
$250,000 under the Standby Equity Distribution, which is the maximum permitted advance within a seven-day period, the Company would be required to issue 1,342,642.32 shares of common on October 27, 2004 based on a purchase price of $0.1862.

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

In April, we successfully completed the upgrading of our customer service and technical support center. In August, VoipXchange division successfully completed and passed several crucial load and compatibility testing of its Automated Voice Order Processing System (AVOP).

In the third quarter of 2004, we began filling orders received in the third quarter of 2003 and accepting new wholesale customers.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30,
2003

The Company's net revenue for the three-month period ended September 30, 2004 was
$1,132,809 compared to $543,995 for the same period ended September 30, 2003.  Revenues from telecommunication minutes and prepaid calling cards for the three-month periods ended
September 30, 2004 and 2003 were $849,021 and $113,948 respectively.  Used equipment sales and commissions on the sale of used equipment for the periods ended September 30, 2004 and
2003 were $283,788 and $430,047, respectively.

Gross margin was 26 percent of revenue for the three-month period ended September 30, 2004 compared to 69 percent for the same period ended September 30, 2003.  The gross margin for the three-month period ended September 30, 2003 includes $271,000 of commissions on equipment sales with $0 cost of sales. Excluding this commission, the gross margin for 2003 is 40%, which resulted form a stronger computer equipment and higher sale prices overseas during 2003.

Operating expenses consisting
primarily of research and development expense and general and administrative expense were $156,921 for the three-month period ended September 30, 2004 compared to $969,260 for the same period ended September 30, 2003. Research and development expense was $107,167 for the three-month period ended September 30,
2004 compared to $897,307 in the same period in 2003. These costs are primarily personnel costs for engineers developing software. Much of the software is nearing technological feasibility, therefore the personnel costs for three-month period ended September 30, 2004 decreased significantly. General and administrative expense was $334,754 in the period ended September 30,
2004 as compared $71,953 for the same period ended September 30, 2003.  This increase was primarily related to an increase in the allowance for doubtful accounts of
$285,000 off set by a decrease in the legal and professional fees in 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Company's net revenue for the nine-month period ended September 30, 2004 was
$2,342,1889 compared to $649,875 for the same period ended September 30, 2003.  Revenues from telecommunication minutes and prepaid calling cards for the nine-month periods ended
September 30, 2004 and 2003 were $849,021 and $113,948 respectively.  Equipment sales and commissions on the sale of equipment for the periods ended September 30, 2004 and 2003 were
$1,493,167 and $518,033, respectively.

Gross margin was 45 percent of revenue for the nine-month period ended September 30, 2004 compared to 65 percent for the same period ended September 30, 2003.  The gross margin for the nine-month period ended September 30, 2003 includes $271,000 of commissions on equipment sales with $0 cost of sales. Excluding this commission, the gross margin for 2003 is 40%. The gross margin varies with the mix of equipment sold.

Operating expenses consisting
primarily of research and development expense and general and administrative expense were $2,726,904 for the nine-month period ended September 30, 2004 compared to $1,178,996 for the same period ended September 30, 2003. Research and development expense was $1,911,775 for the nine-month period ended September
30, 2004 compared to $900,372 in the same period in 2003. These costs are primarily personnel and consulting costs for engineers developing software.
During 2004, the Company increased efforts to bring many of its software products to technological feasibility, thereby increasing the research and development costs during 2004. General and administrative expense was $1,094,724 in the period ended September 30, 2004 as compared $277,742 for the same period ended September
30, 2003. This increase was primarily related to an increase in the provision for doubtful accounts of $630,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued for consulting services relating to the ENTEC Agreement (see Note 14 to the Consolidated Financial Statements), offset by a non-cash charge for the nine-month period ended September 30, 2003 of $125,000 for the market value of the Company's stock issued to former directors for consulting services.

Liquidity and Capital Resources

For the nine-month period ended
September 30, 2004, the Company's primary source of cash was from the issuance of common stock for services and the increase in accounts payable. During this period, $59,507 was used for operating activities compared to $68,246 generated from operations during the same period ended September 30, 2003. The negative cash flow from operations for the nine-month period ended September 30, 2004 is primarily attributable to the net loss of
$1,955,000 offset by $2,094,000 of non-cash stock and options issues for consulting fees,
$224,000 net increase in accounts payable, accrued liabilities and customer deposits, reduced by an increase in accounts receivable of $443,000.  The positive cash flow from operations during the nine-month period ended September 30, 2003 was attributable to the net loss for the period offset by $1,027,000 of non-cash stock issues for consulting fees and a $92,000 increase in accrued liabilities reduced by an increase of $294,000 in inventory.

The Company used cash $7,275 for investing activities during the nine-month period ended
September 30, 2004 compared to $62,064 for the same period ended September 30, 2003.

During the nine-month period
ended September 30, 2004, the Company provided $45,000 from financing activities. $100,000 was generated from the exercise of stock options which was reduced by the use of $55,000 to repay short-term debt as compared to $0 for the same period ended September 30, 2003.

The Company has incurred an accumulated deficit as of September 30, 2004 of $3,619,384. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the nine-month period ended September 30, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

31.1

32.1

 Certifications of Chief Executive
and Financial Officer

(b) Form 8-K.

August 6, 2004
Resignation of Director, Tam Bui

September 28, 2004
Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

  By: /s/ Michael Nguyen

Michael Nguyen, Chief Executive and Financial Officer

Dated: November 15, 2004

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
November 15, 2004

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of
Nettel Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2004, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Michael Nguyen, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1)
the Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:
November 15, 2004

 /s/ Michael Nguyen

Michael Nguyen

Chief Executive and
Financial Officer