Form 10KSB
period 2004-12-31
NETTEL HOLDINGS INC
filed 2005-04-18
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2004

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

(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: none

As of March 31, 2005, there were 23,119,927 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuerÆs common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 12,846,290 shares of the IssuerÆs issued and outstanding common stock. 10,273,637 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of IssuerÆs common stock, both of record and beneficially and affiliates thereof.

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

Item 8A. Controls and Procedures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountants Fees and Services

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

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers. During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecomummications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. During 2004 the Company continued development and testing of advanced voice order (AVOP) processing system. The Company began marketing in January 2005 began the buy-sell processing of long-distance minutes in February 2005.

The Company is currently pursuing three businesses areas:

1Telecommunications Services

Advanced Voice Order Processing

AVOP Direct acts as a single point of contact, posting the rate each carrier charges to terminate calls in its country and then offers those rates to all other carriers who wish to terminate the calls.

By joining AVOP Direct, carriers and service providers will be able to avoid the time and expense of negotiating and managing one-time agreements with other carriers or telecom providers.

AVOP Direct handles routing management, settlements, billing and administration, allowing carriers to save on staff and administration costs. Here are a few key features with AVOP Direct that set us apart from hard to deal with typical exchanges, and their procedures:

•

Any destinations posted on AVOP Direct can be purchased immediately.

•

Instant Financial Settlement for seller.

•

Buyers would be able to view not only the rates but also in real time ASR, PDD, ACD, and Voice Quality ratings.  This is very important because most of the time, rate is not the only factor in deciding which carrier to purchase from. As long as the buyer maintains a positive account balance, they could at any time be able to immediately purchase and use any minutes that are posted in our exchanges.

•

We have made purchasing minutes from AVOP Direct very simple. To purchase any route listed on AVOP Direct, buyer would simply enter the Route ID + Country Code + City Code in to the dialing plan. Members will be able to view CDR in real time, review all account information, network information, and settlement data. They will now be able to furnish a computerized summation from start to finish!

Sales and marketing began in 2005.

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

Employees

As of December 31, 2004, the Company had 10 employees: 4 administrative, 3 engineers and 3 sales representatives. The Company contracts engineers for software development through companies in the US, Vietnam, Russia and India.

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

        *  Our future success depends on the growth in the use of the internet as a means of communications.

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

 ITEM 2.    DESCRIPTION OF PROPERTY

On July 1, 2003, the Company moved its offices to 610 SW Broadway, Suite 405, Portland, OR 97205. In October 2004, the Company increased the leased office space by 1,000 square feet.  We believe that our office space is adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A)

Market Information
Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board under the symbol BSTN. As of March 31, 2005, there were 14 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and in May 2003, our shares were subject to one for fifty recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2003
First Quarter Ending March 31,	$1.00	$0.50
Second Quarter Ending June 30,	$75.00	$0.19
Third Quarter Ending September 30,	$1.05	$0.35
Period Ending December 31,	$0.95	$0.30
Fiscal Year 2004
First Quarter Ending March 31,	$0.75	$0.48
Second Quarter Ending June 30,	$0.60	$0.16
Third Quarter Ending September 30,	$0.43	$0.14
Period Ending December 31,	$0.36	$0.14
Fiscal Year 2005
First Quarter Ending March 31,	$0.37	$0.19

(B) Holders

As of March 31, 2005, there were 67 shareholders.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non-Cash consideration
01/02/01	Common Stock	76	William Tavertise	Non-cash compensation to employee
01/02/01	Common Stock	100	Leo Bloom	Non-cash compensation for consulting services
01/02/01	Common Stock	2	Norma Mirsky	Non-cash compensation for consulting services
01/02/01	Common Stock	10	Ernest Washington	Non-cash compensation to employee
01/02/01	Common Stock	14	Gary C. Evans	Non-cash compensation for consulting services
01/02/01	Common Stock	50	Lydia Salas	Non-cash compensation to employee
01/02/01	Common Stock	100	Clara Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	100	Rolando Fernandez	Non-cash compensation to employee
01/02/01	Common Stock	100	Robert A. Carnavil	Non-cash compensation for consulting services
01/02/01	Common Stock	50	Jesse McGowan	Non-cash compensation to employee
01/02/01	Common Stock	5	Kristy I. Gorman	Non-cash compensation to employee
01/02/01	Common Stock	20	Patricia Herter	Non-cash compensation to employee
01/02/01	Common Stock	100	Maryluz Sell	Non-cash compensation to employee
01/02/01	Common Stock	100	Olga Olivares	Non-cash compensation to employee

01/02/01	Common Stock	100	Maria Companiony	Non-cash compensation to employee
01/02/01	Common Stock	500	Christopher Thompson	Non-cash compensation to employee
01/02/01	Common Stock	400	Ray G. Clark	Non-cash compensation for consulting services
01/02/01	Common Stock	4,000	CR Capital Services, Inc.	Non-cash compensation for corporate securities and legal services
01/03/01	Common Stock	2,000	Leon P. Wilde	Non-cash compensation for services provided
02/20/01	Common Stock	2,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	2,000	Jennifer Hanson	Non-cash compensation for consulting services
03/08/01	Common Stock	1	Patty Brick	Non-cash compensation for website consulting services
03/08/01	Common Stock	100	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	50	Bill Dominguez	Non-cash compensation to employee
03/20/01	Common Stock	1,000	Deborah Ferretti	Non-cash compensation for consulting services
03/20/01	Common Stock	2,000	Jeanette Dunn	Non-cash compensation for consulting services
04/16/01	Common Stock	80	Martin Bolodian	Non-cash compensation for services provided

04/16/01	Common Stock	80	Eric Anderson	Non-cash compensation for services provided
04/16/01	Common Stock	80	Sherry Muller	Non-cash compensation for services provided
04/16/01	Common Stock	80	Lisa Wilde	Non-cash compensation for services provided
04/16/01	Common Stock	80	Douglas Meyers	Non-cash compensation for services provided
04/16/01	Common Stock	40	Leon Wilde	Non-cash compensation for services provided
08/15/01	Common Stock	1,000	Deborah Ferretti	Non-cash compensation for consulting services
08/17/01	Common Stock	200	Richard P. Greene	Non-cash compensation for legal consulting services
09/12/01	Common Stock	300	The Research Works, Inc.	Non-cash compensation for consulting services
12/26/01	Common Stock	80	Patricia Herter	Non-cash compensation to employee
04/22/02	Common Stock	49,600	Thomas J. Craft, Jr.	Non-cash compensation for serving as officer and director.
04/22/02	Common Stock	49,600	Richard Rubin	Non-cash compensation for serving as officer and director
04/22/02	Common Stock	24,800	Ivo Heiden	Non-cash compensation for services provided

04/30/02	Common Stock	76,923	Trico Bancorp.	Private Placement at $0.013
07/11/02	Common Stock	300	Lydia Salas	Non-cash compensation to employee
09/19/02	Common Stock	20,000	Joe Raich	Share Exchange Agreement
09/19/02	Common Stock	20,000	Glenn Stephanos	Share Exchange Agreement
12/10/02	Common Stock	12,740	Barry Gross	Settlement of debt
12/10/02	Common Stock	80,000	Thomas J. Craft, Jr.	For legal services
12/10/02	Common Stock	100,000	CR Capital Services, Inc.	Non-cash compensation for securities compliance services at $0.02
21/10/02	Common Stock	50,000	CR Capital Services, Inc.	Private Placement at $0.01
05/22/03	Common Stock	500,000	Tam Bui, Director	Non-cash compensation for consulting services
05/22/03	Common Stock	500,000	Tina Phan	Non-cash compensation for consulting services
05/23/03	Common Stock	10,596,290	Michael Nguyen	Non-cash stock exchange in merger transaction
05/23/03	Common Stock	2,250,000	Providential Capital, Inc.	Non-cash compensation for merger consulting services
3/19/04	Common Stock	100,000	Datt Vo	Non-cash compensation for consulting services

4/23/04	Common Stock	250,000	Hung Huu Nguyne	Non-cash compensation for consulting services
5/27/04	Common Stock	475,000	Mike Tran	Non-cash compensation for consulting services

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

The Company's net revenue for the year ended December 31, 2004 was $2,663,125 compared to $1,132,809 for the year ended December 31, 2003. Revenues from telecommunication minutes and prepaid calling cards for the year ended December 31, 2004 and 2003 were $827,271 and $113,948 respectively. Used equipment sales and commissions on the sale of used equipment for the year ended December 31, 2004 and 2003 were $1,805,854 and $827,271, respectively.

Gross margin was 49 percent of revenue for the year ended December 31, 2004 compared to 61 percent for the same period ended December 31, 2003. The gross margin decrease is related primarily to the commission revenues that have minimal costs in 2003. Gross margin for the year ended December 31, 200, excluding commission revenues was 51%.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $1,913,905, to $4,036,068 for the year ended December 31, 2004 compared to $2,122,163 for the same period ended December 31, 2003. Research and development expense was $2,239,693 for the year ended December 31, 2004 compared to $1,652,455 in the same period in 2003. These costs are primarily personnel and consulting costs for engineers developing software. During 2004, the Company increased efforts to bring many of its software products to technological feasibility, thereby increasing the research and development costs during 2004. $1,921,887 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the year ended December 31, 2004 as compared to $1,508,061 for the year ended December 31, 2003. General and administrative expense increased $1,322,152 to $1,790,978 in the period ended December 31, 2004 compared to the same period ended December 31, 2003. This increase was primarily related to an increase in the provision for doubtful accounts of $1,075,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued to an affiliate for consulting services, offset by a non-cash charge for the year ended December 31, 2003 of $125,000 for the market value of the Company's stock issued to former directors for consulting services.

Liquidity and Capital Resources

For the year ended December 31, 2004, the Company's primary source of cash was from the exercise of stock options. During this period $52,000 was used for operating activities compared to cash generated from operating activities of $96,000 during the same period ended December 31, 2003. The negative cash flow from operations for the year ended December 31, 2004 is primarily attributable to the net loss plus the net increase of receivables and payables of $406,000, offset by $24,000 of depreciation and $2,258,000 of non-cash stock and option issues for consulting fees. The positive cash flow from operations during the year ended December 31, 2003 was mainly attributable to the net loss for the period plus the net increase in accounts receivable and accounts payable of $354,000, offset by $1,768,000 of non-cash stock issues for consulting fees and $12,000 in depreciation.

The Company used cash in the amount of $7,275 for investing activities during the year ended December 31, 2004 compared to $62,064 for the same period ended December 31, 2003.

Cash flow provided by financing activities was $45,000 during the year ended December 31, 2004 compared to $0 during the same period in the prior year. During 2004, the Company received $100,000 from the exercise of a stock option offset by payments on notes payable of $55,000.

The Company has incurred an accumulated deficit as of December 31, 2004 of $4,404,000. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2004 and 2003. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

ITEM 7.    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nettel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nettel Holdings, Inc. as of December 31, 2004, and the related consolidated statements of operations, consolidated shareholders' equity, and consolidated cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nettel Holdings, Inc.  as of December 31, 2004, and the results of their operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2004, the Company incurred net losses of $2,740,375 and has accumulated deficit of $4,404,330 as of December 31, 2004.  These factors, among others, as discussed in Note 14 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

April 3, 2005

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$22,252
Accounts receivable, net	233,221
Prepaid expenses	500
Total current assets	255,973

PROPERTY AND EQUIPMENT, net	37,460
Deposits	8,200
$301,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$173,979
Accounts payable- related party	5,000
Payroll liabilities	112,433
Accrued expenses	93,166
Note payable - related party	16,557
Note payable	28,000
Total current liabilities	429,135

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized;
23,119,927 shares issued and outstanding	23,120
Common stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	4,271,415
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(4,404,330)

Total stockholders' deficit	(127,502)

$301,633

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Net revenues
Sales	$2,663,125	$1,040,893
Commissions	-	271,327
Total net revenues	2,663,125	1,312,220

Cost of goods sold	1,365,079	514,664

Gross profit	1,298,046	797,556

Operating expenses:
Research and development	2,239,693	1,652,455
Sales and marketing	5,397	882
General and Administrative	1,790,978	468,826
Total operating expenses	4,036,068	2,122,163

Operating Loss	(2,738,022)	(1,324,607)

Other Income (Expense)
Interest Expense	(2,353)	(4,980)

Net loss	$(2,740,375)	$(1,329,587)

Basic and diluted net loss per share*	$(0.13)	$(0.09)

Basic and diluted weighted average shares outstanding	21,874,625	15,613,373

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anit-dilutive.

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock		Common Stock		Share to Cancel									Total Stockholder's Equity (deficit)
	Number of Shares		Number of Shares		Number of Shares			Paid In Capital		Subscription Receivable		Accumulated deficit
		Amount		Amount		Amount
Balance at December 31, 2002	1,000	$10,000	14,459,683	$14,459	293,239	$293		$156,249		$(28,000)		$(334,368)		$(181,367)
							$		$		$		$
Shares issued for services			3,556,444	3,557				$1,764,183	$		$			$1,767,740
							$		$		$		$
Net loss for the year							$		$			$(1,329,587)		$(1,329,587)
							$		$		$		$
Balance at December 31, 2003	1,000	10,000	18,016,127	18,016	293,239	293		$1,920,432		$(28,000)		$(1,663,955)		$256,786
							$		$		$		$
Shares issued for services			4,903,800	4,904				$2,161,983	$		$			$2,166,887
							$		$		$		$
Options issued for services								$89,200	$		$			$89,200
							$		$		$		$
Shares issued from exercise of stock options			200,000	200				$99,800	$		$			$100,000
							$		$		$		$
Net loss for the year							$		$			$(2,740,375)		$(2,740,375)
							$		$		$		$
Balance at December 31, 2004	1,000	$10,000	23,119,927	$23,120	293,239	$293		$4,271,415		$(28,000)		$(4,404,330)		$(127,502)

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,740,375)	$(1,329,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	24,064	12,127
Option expense calculated using a fair value model	89,200	-
Common shares issued for services	2,166,887	1,767,740
(Increase) decrease in current assets:
Accounts receivables	260,539	(490,122)
Inventory	0	4,113
Prepaid expenses	9,186	(9,186)
Deposits	(6,000)	(2,200)
Increase (decrease) in current liabilities:
Accounts payable	90,795	60,265
Accrued payroll and expense	53,510	83,026
Total Adjustments	2,688,181	1,425,763
Net cash provided by (used in) operating activities	(52,194)	96,176

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(7,275)	(62,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	100,000	-
Principal payments on debt obligations	(45,000)
	55,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(14,469)	34,112

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	36,721	2,609

CASH & CASH EQUIVALENTS, ENDING BALANCE	$22,252	$36,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$2,166,887	$1,767,740
Stock issued for acquisition of subsidiary	$-	$7,065,460

NETTEL GLOBALCOMMUNICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS

NetTel Global communication, Inc. ("NetTel") was incorporated on December 10, 1999 in the state of Delaware.  The Company began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales, began selling used computer equipment.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2004 include NetTel and the Company, while the historical results for the year ended December 31, 2003 include NetTel and the Company (from the acquisition date).

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balance at December 31, 2004 and net revenues for the year ended December 31, 2004 include amounts from two international customers that have a history of slow payment. Allowance for doubtful accounts is $1,087,063 and $155,000 for the years ended December 31, 2004 and 2003, respectively.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review,  the Company  believes  that,  as  of  December 31,  2002,  there  were  no significant impairments  of  its  long-lived  assets.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $0.

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

Stock based compensation

The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

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

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts):

                                                                                          December 31, 2004

            Net Income - as reported

                           $           (2,740)

            Stock-Based employee compensation

              expense included in reported net

              income, net of tax

89

            Total stock-based employee

              compensation expense determined

              under fair-value-based method for all

              rewards, net of tax

  (89)

            Pro forma net loss

$(2,740)

            Earnings per share:

            Basic, as reported

$ (0.13)

            Diluted, as reported

$ (0.13)

            Basic, pro forma

$ (0.13)

            Diluted, pro forma

$ (0.13)

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

Following is a summary of the stock option activity:

                           Outstanding at December 31, 2003

0

                           Granted

   200,000

                           Forfeited

0

                           Exercised

    (200,000)

                           Outstanding at December 31, 2004                                                                       0

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in process of evaluating the impact of the adoption of this standard on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

3.

PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

  2004

Office equipment

$   70,318

Software

       4,100

Furniture and fixtures

      200

 74,618

Less: accumulated depreciation & amortization

    (37,158)

  $ 37,460

Depreciation expense for the years ended December 31, 2004 and 2003 was $24,064 and $12,127, respectively.

4.       ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of December 31, 2004. The amount is due on demand, unsecured and interest free.

5.

PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $112,433 in payroll liabilities for the past three years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

6.       NOTE PAYABLE

Notes Payable from an individual are due on demand. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the years ended December 31, 2004 and 2003 is $2,354 and $4,890, respectively.  Total accrued interest is $10,714. No interest has been paid on these notes.

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

On May 23, 2003 the Company issued 12,846,290 shares of Common Stock for acquisition of NetTel (note 1). The acquisition of NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity.

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

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. In April 2004 the Company issued 500,000 shares of Common Stock to a consultant for consulting services relating to business development for the Company for a combined value of $245,000. In May 2004 the Company issued 2,016,050 shares of Common Stock to consultants for engineering services for a combined value of $886,115.  In November 2004 the Company issued $250,000 shares to a consultant for engineering services for a combined value of $162,000. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

In January 2004, the Company granted a stock option to a consultant for 200,000 shares of the Company's Common Stock at $0.50 per share. The value of the option was calculated under SFAS 123 based on a fair value model at the grant date.  $89,200 was recorded as consulting fees. In February 2004, the consultant exercised the option to purchase 200,000 shares of the Company's stock for $100,000.

8.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes," under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $3,174,000 and $1,388,000 for the years ended December 31, 2004 and 2003, respectively. The net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities. Deferred tax assets are comprised of the folowing at December 31, 2004:

December 31, 2004

Allowance for doubtful accounts	$ 417,000
Unpaid liabilities	51,900
Net operating loss carryforwards	1,180,500
1,649,400
Valuation Allowance	(1,649,400)
Net deferred taxes	$ -

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Current:
Federal	$(555,500)	$(363,400)
State	(117,900)	(78,000)
Deferred taxes	(365,900)	(64,000)
Valuation allowance	1,039,300	505,400
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

9.

EMPLOYEE BENEFIT PLANS

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on April 30, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Common Stock to employees, officers, directors and consultants of the Company.  Information relating to the Plan during 2004 and 2003 is as follows:

Shares
Shares reserved and registered under Form S8 during 2003	5,300,000
Shares issued during 2003	(3,656,346)
Options granted during 2003	-
Balance of shares available to issue or grant at December 31, 2003	1,643,654
Shares reserved and registered under Form S8 during 2004	2,750,000
Shares issued during 2004	(4,078,800)
Options granted during 2004	(200,000)
Balance of shares available to issue or grant at December 31, 2004	144,854

On February 15, 2001, the Company adopted a 2001 Stock Option Plan ("the Option Plan") for employees, officers, directors and consultants. Information relating to the Plan is as follows:

Average per share
	Shares subject to option		Exercise price		Market price
Options outstanding December 31, 2002	700		$225.00		$450.00
Options exercised	-	$
Options cancelled	-	$		$
Options issued	-	$		$
Balance, December 31, 2003	700		$225.00		$0.52
Options exercised	-	$
Options cancelled	-	$
Options issued	-	$
Balance, December 31, 2004	700		$225.00		$0.21

10.    SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

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

The following is information for the Company's reportable segments for the years ended December 31, 2004 and 2003:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2004 2003	$1,806 1,198	$577 114	$ 0 0	$2,663 1,312
Gross margin 2004 2003	1,207 798	91 0	0 0	1,298 798
Depreciation and amortization 2004 2003	0 0	24 12	0 0	24 12
Profit (Loss) from continuing operations before tax 2004 2003	230 642	(1,318) (1,665)	(1,650) (302)	(2,738) (1,325)
Identifiable assets 2004 2003	174 494	97 54	30 49	301 597
Capital expenditures 2004 2003	0 0	7 62	0 0	7 62

11.

MAJOR CUSTOMERS

For the year ended December 31, 2004, four customers provided 32% of the net revenues and three suppliers provided 77% of the cost of goods sold. For the year ended December 31, 2003, three customers provided 69% of the net revenues and three suppliers provided 62% of the cost of goods sold. The receivable balances due from these customers were $904,166 and $590,382 at December 31, 2004 and 2003, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The accounts receivable balance at December 31, 2004 and net revenues for the year ended December 31, 2004 include amounts from these two international customers that have a history of slow payment, therefore the Company has provided an allowance for doubtful accounts of $487,000 at December 31, 2004.

The accounts payable balances due to these suppliers are $55,172 and $161,812 at December 31, 2004 and 2003, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12.

COMMITMENTS

July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. October 1, 2004, the Company added additional space to the three-year lease in Portland, Oregon. Total rent expense under this lease was $26,400 for the year ended December 31, 2004. Lease commitments are as follows:

2005

  33,000

2006

16,800

13.

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

14.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $4,404,330 including net losses of $2,740,375 and $1,329,587 for the years ended December 31, 2004 and 2003, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2004, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

15.

CANCELLATION OF AGREEMENT

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

On November 1, 2004, the Company filed an SB2 registration statement.

On January 18, 2005, the Company filed to request that Form SB-2 registration statement be withdrawn. No securities were offered or sold pursuant to this registration statement. Per the filing, the Company intends to amend the terms of the private placement and will register the shares of common stock underlying such private placement on another registration statement.

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

ITEM 8A.    CONTROL AND PROCEDURES

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen	33	President, Secretary and Director

Directors serve for a term of one year or until their successors are elected and qualified. Executive officers are appointed by and serve at the will of the Board of Directors. Each of the officers serves at the discretion of the Board of Directors.

At a board meeting on May 1, 2003 duly held and called, Tam Bui and Tina Phan were elected to the board of directors by majority vote of the board of directors. Following the election of Mr. Bui and Ms. Phan to the board of directors of the Company, Thomas J. Craft, Jr. and Richard Rubin submitted their resignation as directors and officers of the Company. At a board meeting on May 23, 2003 duly held and called, Michael Nguyen was elected to the board of directors and In June 2003, Ms. Phan submitted her resignation as an officer and a director of the Company.  In August 2004, Mr. Bui submitted his resignation as a director of the Company. The current board of directors of the Company consists of Michael Nguyen, Chairman.

Michael Nguyen, President and Chairman

Mr. Nguyen holds a Bachelor of science degree from Portland State University; he also served six years in the Oregon Army National Guard. Mr. Nguyen has over 10 years experience in the telecommunications industry. He founded NetTel Globalcommunication Inc. in 1999 and has served as its chief executive officer since the Company was founded.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
	2002	0	0	0	0	0	0	0
Michael Nguyen,	2003	0	0	0	0	0	0	0
2004	0	0	0	0	0	0	0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2004, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held (1)	Percentage
Michael Nguyen, President and Chairman 610 SW Broadway, Suite 405, Portland, Oregon 97205	10,596,290	45.8%

(1) Based upon shares

23,119,927

 issued and outstanding as of March 31, 2005.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
Michael Nguyen, President 610 SW Broadway, Suite 405 Portland, Oregon 97205	45.8%	Form 5
Providential Capital 8700 Warner Avenue, Suite 200 Fountain Valley, California 92708	9.7%	SC 13D

(1) Based upon 23,119,927 shares issued and outstanding as of March 31, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                                                           Description

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of May 22, 2003 among Nettel Global Communication Corporation, Bio Standard Corporation and the shareholders of Nettel Global Communication Corporation (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on May 30, 2003)
3.1	Articles of Incorporation (Incorporated by reference to Form 10-SB (File No. 000-26307), filed with the Securities and Exchange Commission on June 9, 1999)
3.2	Articles of Amendment to Articles of Incorporation filed February 5, 1999 (Incorporated by reference to Form 10-SB (File No. 000-26307), filed with the Securities and Exchange Commission on June 9, 1999)
3.3	Articles of Amendment to Articles of Incorporation filed March 1, 2000 (filed with SB-2 on Nov. 1, 2004)
3.4	Articles of Amendment to Articles of Incorporation filed November 15, 2000 (filed with SB-2 on Nov. 1, 2004)
3.5	Articles of Merger filed November 20, 2000 (filed with SB-2 on Nov. 1, 2004)
3.6	Articles of Amendment to Articles of Incorporation filed November 29, 2000 (filed with SB-2 on Nov. 1, 2004)
3.7	Articles of Amendment to Articles of Incorporation filed April 19, 2002 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on April 29, 2002)
3.8	Articles of Amendment to Articles of Incorporation filed May 14, 2002 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on May 16, 2002)
3.9	Articles of Amendment to Articles of Incorporation filed January 21, 2003 (filed with SB-2 on Nov. 1, 2004)
3.10	Articles of Amendment to Articles of Incorporation filed May 7, 2003 (filed with SB-2 on Nov. 1, 2004)
3.11	Articles of Amendment to Articles of Incorporation filed May 23, 2003 (filed with SB-2 on Nov. 1, 2004)
3.12	Bylaws (Incorporated by reference to Form 10-SB (File No. 000-26307), filed with the Securities and Exchange Commission on June 9, 1999)
4.1

Standby Equity Distribution Agreement, dated September 28, 2004, between Cornell Capital Partners, LP and Nettel Holdings, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004)

4.2

Registration Rights Agreement, dated September 28, 2004, by and between Nettel Holdings, Inc. and Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004)

4.3

Escrow Agreement, dated September 28, 2004, by and between Nettel Holdings, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004)

4.4

Placement Agent Agreement, dated September 28, 2004, by and among Nettel Holdings, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004)

4.5

$340,000 principal amount Compensation Debenture, due September 28, 2007, issued to Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004)

5.1	Opinion and Consent of Sichenzia Ross Friedman Ference LLP. (filed with SB-2 on Nov. 1, 2004)
10.1	Lease Agreement (filed with SB-2 on Nov. 1, 2004)
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Section 1350 Certification of Chief Executive/Financial Officer

(b) Reports on Form 8-K

8K filed September 30, 2004 -  Director and Officer Resignation

8K filed October 4, 2004 -  Cornell Capital Agreement

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Amounts billed by Kabani & Company, Inc.  total $47,500 which is comprised of $25,000 related to the annual financial statement audit , $15,000 related to reviews of quarterly financial statements filed in the reports on Form 10-QSB , and $7,500 o ther consulting services provided.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

Date: April 15, 2005

/s/ Michael Nguyen,

Michael Nguyen, President, Chief Financial Officer and Chairman

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Michael Nguyen, President, Chief Financial Officer and Director of Nettel Holdings, Inc. ("Company"), certify that:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Nettel Holdings, Inc.'s internal control over financial reporting that occurred during Nettel's fiscal year that has materially affected, or is reasonably likely to materially affect, Nettel's internal control over financial reporting; and

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

Date: April 15, 2005	/s/ Michael Nguyen
Michael Nguyen, President, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President, CFO and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Nguyen

Michael Nguyen

President, CFO and Chairman

April 15, 2005