Form 10QSB
period 2005-03-31
NETTEL HOLDINGS INC
filed 2005-05-24
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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
Common Stock, $.001 par value 23,413,166 shares outstanding as of March 31, 2005.
Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements (Unaudited)	3
Item 2. Management's Discussion and Analysis
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Security
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

 PART I  FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$80,085
Accounts receivable, net	62,949
Equipment inventory	2,000
Prepaid expenses	35,265
Total current assets	180,299

PROPERTY AND EQUIPMENT, net	87,216
Deposits	8,200
$275,715

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$173,979
Accounts payable- related party	5,000
Payroll liabilities	112,433
Accrued expenses	66,080
Deferred revenue	87,571
Note payable - related party	16,557
Note payable	78,000
Total current liabilities	539,620

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issues and outstanding	10,000

Common stock, $0.001par value; 250,000,000 shares authorized; 23,119,927 shares issued and outstanding	23,120
Common stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	4,271,415
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(4,540,733)
Total stockholders' deficit	(263,905)

$275,715

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004

Net revenues
Sales	$240,215	$881,404
Total net revenues	240,215	881,404

Cost of revenues	203,003	347,562
Gross profit	37,212	533,842

Operating expenses:
Research and development	169,980	892,607
Sales and marketing	100	317
General and Administrative	3,121	232,945
Total operating expenses	173,201	1,125,869

Operating Loss	(135,989)	(592,027)

Other Income (Expense)
Interest Expense	(414)	(1,048)

Net loss	$(136,403)	$(593,075)

Basic and diluted net loss per share*	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	23,573,165	19,967,274

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,403)	$(593,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,594	5,612
Option expense calculated using a fair value model	-	89,200
Common shares issued for services	-	873,772
(Increase) decrease in current assets:	-
Accounts receivables	170,272	(288,810)
Inventory and prepaid telecommunication minutes	(36,765)	0
Prepaid expenses	-	9,186
Deposits	-	(70,000)
Increase (decrease) in current liabilities:
Accounts payable	-	36,157
Accrued payroll and expense	(12,086)	18,947
Deferred revenue	72,571	18,947
Total Adjustments	201,586	693,011
Net cash provided by operating activities	65,183	99,936

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(57,350)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued		100,000
Proceeds from debt	50,000
Repayment of note payable		(40,000)
Net cash provided by financing activities	50,000	60,000

NET INCREASE IN CASH & CASH EQUIVALENTS	57,833	159,936

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,252	36,721

CASH & CASH EQUIVALENTS, ENDING BALANCE		$80,085	$196,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid		$-	$-
Income taxes		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for services	$		$873,772

Notes to Consolidated Financial Statements

Unaudited

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month periods ended March 31, 2005 and 2004 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC") was incorporated in the State of Florida on October 22, 1998.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balance at March 31, 2005 include amounts from two international customers that have a history of slow payment. The allowance for doubtful accounts is $1,000,000 at March 31, 2005.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue as of March 31, 2005 is $87,571.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of March 31, 2005 is $34,765 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three-month period ended March 31, 2005 and 2004 were $100 and $317, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $169,980 and $892,607 in the three-month periods ended March 31, 2005 and 2004, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the three-month period ended March 31, 2005 and 2004, accordingly, a Statement of Comprehensive Loss is not presented.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-

than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

3.

ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer of the company for un-reimbursed business expenses as of March 31, 2005. The amount is due on demand, unsecured and interest free.

4.

PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $112,433 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

5.

NOTES PAYABLE

A Note Payable from an individual amounting $28,000 is due on demand after December 31, 2003. These notes are unsecured and has an annual interest rate of 6% on the unpaid principal balance. Interest expense for this note for the three-month periods ended March 31, 2005 and 2004 is $414 and $1,048, respectively.

A Note Payable from another individual amounting to $50,000, received on March 28, 2005, is due on demand.  The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

6.

NOTES PAYABLE - RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the year ended December 31, 2004. As of March 31, 2005 the balance owed the officer is $16,557. The amount is due on demand, unsecured and interest free.

7.

STOCKHOLDERS' EQUITY

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. In April 2004 the Company issued 500,000 shares of Common Stock to a consultant for consulting services relating to business development for the Company for a combined value of $245,000. In May 2004 the Company issued 2,016,050 shares of Common Stock to consultants for engineering services for a combined value of $886,115.  In November 2004 the Company issued 250,000 shares to a consultant for engineering services for a combined value of $162,000. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

Stock Options:

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

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts):

                                                                                          March 31, 2004

            Net Income - as reported

$      (593)

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

The Company did not grant any options during the three-month period ended March 31, 2005.

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

The following is information for the Company's reportable segments for the three-month periods ended March 31, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$ 3 881	$237 0	$ 0 0	$240 881
Gross margin 2005 2004	1 534	36 0	0 0	37 534
Depreciation and amortization 2005 2004	0 0	8 6	0 0	8 6
Profit (Loss) from continuing operations before tax 2005 2004	0 430	5 (898)	(141) (124)	(136) (592)
Interest expense 2005 2004	0 1	0 0	0 0	0 1
Identifiable assets 2005 2004	2 783	185 49	89 250	276 1,082
Capital expenditures 2005 2004	0 0	57 0	0 0	57 0

9.

MAJOR CUSTOMERS

For the three-month period ended March 31, 2005, five customers provided 99% of the Company's net revenues. One supplier provided 99% of the Company's cost of goods sold for the three-month period ended March 31, 2005. For the three-month period ended March 31,

2004, two customers provided 100% of the Company's net revenues and three suppliers provided 89% of the cost of goods sold.

The accounts receivable balances due from these customers are $213,582 and $1,024,310 at March 31, 2005 and 2004, respectively. The accounts payable balances due to these suppliers are $0 and $36,912 at March 31, 2005 and 2004, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $8,100 for the three-month period ended March 31, 2005. Lease commitments are as follows for the twelve-month periods ended March 31:

2006

30,900

2007

10,500

11.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $4,540,733 including a net loss of $136,403 for the three-month period ended March 31, 2005.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended March 31, 2005, towards management of liabilities and improving the operations. For the three-month period ended March 31, 2005 the Company generated a positive cash flow from operations of $65,000. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month period ended March 31, 2005 and 2004 include NetTel and the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes and prepaid calling cards to the wholesale market using its upgraded technology to a limited test market.

The Company is currently pursuing three businesses areas:

Telecommunications Services

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

Any destinations posted on AVOP Direct can be purchased immediately.

Instant Financial Settlement for seller.

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

•

We may not be able to expand our revenue and achieve profitability.
Our future success depends on the growth in the use of the internet as a means of communications.

•

If we fail to establish marketing relationships that provide us visibility, we may not be able to sufficiently increase our sales.

•

We may be unable to manage our expansion and anticipated growth effectively.

•

Intense competition could reduce our market share and harm our financial performance.

•

Our network may not be able to accommodate our capacity needs.

•

We face a risk of failure of computer and communications systems used in our business. Our computer systems and operations may be vulnerable to security breaches.

•

Our services may infringe on the intellectual property rights of others.

•

Operating internationally exposes us to additional and unpredictable risks.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Company's net revenue for the three-month period ended March 31, 2005 was $240,215 compared to $881,404 for the same period ended March 31, 2004.  Revenues from telecommunication minutes and prepaid calling cards for the three-month periods ended March 31, 2005 and 2004 were $237,215 and $0 respectively.  Used equipment sales for the periods ended March 31, 2005 and 2004 were $3,000 and $881,404, respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $173,201 for the three-month period ended March 31, 2005 compared to $1,125,869 for the same period ended March 31, 2004. Research and development expense was $169,980 for the three-month period ended March 31, 2005 compared to $892,607 in the same period in 2004. These costs are primarily personnel costs for engineers developing software. Much of the software is nearing technological feasibility, therefore the personnel costs for three-month period ended March 31, 2005 decreased significantly. General and administrative expense was $3,121 in the period ended March 31, 2005 as compared $232,945 for the same period ended March 31, 2004.  The $229,000 decrease in the three-month period ended March 31, 2005 was primarily related to consulting fees in 2004 of $89,000 which were a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123 and a $138,000 decrease in the provision for doubtful accounts in 2005 as compared to the same period in 2004.

Liquidity and Capital Resources

For the three-month period ended March 31, 2005, the Company's primary source of cash was from the issuance of debt and prepayments received from customers. During this period, $65,183 was generated from operating activities compared to $99,936 during the same period ended March 31, 2004.  The cash provided from operations for the three-month period ended March 31, 2005 is primarily attributable to the net loss of $136,000 offset by $170,000 decrease in accounts receivable and $72,000 in prepayments from customers less $37,000 in prepayments made by the company.  The cash provided from operations during the three-month period ended March 31, 2004 was attributable to the net loss for the period of $593,000 offset by $963,000 of non-cash stock and option issues for consulting fees and an increase in current liabilities of $74,000, reduced by an increase in accounts receivable and deposits of  $359,000.

The Company used cash $57,350 for investing activities during the three-month period ended March 31, 2005 compared to $0 for the same period ended March 31, 2004.

During the three-month period ended March 31, 2005, the Company generated $50,000 from debt proceeds. During the three-month period ended March 31, 2004, $100,000 was generated from the exercise of stock options, which was reduced by the use of $40,000 to repay short-term debt.

The Company has incurred an accumulated deficit as of March 31, 2005 of $4,540,733. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the three-month period ended March 31, 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

Not applicable.

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

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K.

    None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

By: /s/ Michael Nguyen
Chief Executive Officer and CFO
Dated: May 23, 2005
Portland, Oregon

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael Nguyen, the President, Chief Financial Officer and Director of Nettel Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10QSB of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) This Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. May 23, 2005

Exhibit 32

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 23, 2005

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.