Form 10QSB
period 2005-06-30
NETTEL HOLDINGS INC
filed 2005-08-19
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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
Common Stock, $.001 par value 23,413,166 shares outstanding as of June 30, 2005.
Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Security
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

 PART I  FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$254,709
Accounts receivable, net	89,456
Equipment inventory	2,000
Prepaid telecommunication minutes	52,107
Prepaid expenses	500
Total current assets	398,772

PROPERTY AND EQUIPMENT, net	175,583
Deposits	10,200
$584,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$471,238
Accounts payable- related party	5,000
Payroll liabilities	112,433
Accrued expenses	52,952
Deferred revenue	219,540
Note payable - related party	23,557
Notes payable	78,000
Total current liabilities	962,720

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issues and outstanding	10,000

Common stock, $0.001par value; 250,000,000 shares authorized; 23,119,927 shares issued and outstanding	23,120
Common stock, $0.001 par value; to be cancelled	293
Additional paid-in capital	4,271,415
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(4,654,993)
Total stockholders' deficit	(378,165)

$584,555

The accompanying notes are an integral part of these consolidated financial statements.

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net revenues	$531,581	$327,975	$771,796	$1,209,379

Cost of revenues	481,668	101,251	684,672	448,813

Gross profit	49,913	226,724	87,124	760,566

Operating expenses:
Research and development	191,745	912,000	361,725	1,804,608
Sales and marketing	-	5,089	100	5,405
General and Administrative	(28,740)	527,025	(25,619)	759,970
Total operating expenses	163,005	1,444,114	336,206	2,569,983

Operating Loss	(113,092)	(1,217,390)	(249,082)	(1,809,417)

Other Income (Expense)
Interest Expense	(1,167)	(459)	(1,581)	(1,507)

Net income (loss)	$(114,259)	$(1,217,849)	$(250,663)	$(1,810,924)

Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.09)

Basic and diluted weighted average shares outstanding *	23,573,165	21,662,949	23,573,165	20,815,112

* The basic and diluted net loss per share has been stated to retroactively effect 50:1 reverse split on May 1, 2003.
* Weighted average number of shares used to compute basic and diluted loss per share for 2004 and 2003 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250,663)	$(1,810,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,803	11,628
Option expense calculated using a fair value model		89,200
Common shares issued for services		2,004,887
(Increase) decrease in current assets:
Accounts receivables	143,765	(94,662)
Inventory and prepaid telecommunication minutes	(54,107)
Prepaid expenses		9,186
Deposits	(2,000)	(6,000)
Increase (decrease) in current liabilities:
Accounts payable	297,259	28,368
Accrued payroll and expense	(18,214)	(7,794)
Deferred revenue	204,540	21,889
Total Adjustments	595,046	2,056,702
Net cash provided by operating activities	344,383	245,778

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(161,926)	(7,275)
	(161,926)	(7,275
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued		100,000
Proceeds from debt	50,000	(285,000)
Repayment of note payable		(55,000)
Net cash provided by financing activities	50,000	(240,000)

NET INCREASE IN CASH & CASH EQUIVALENTS	232,457	(1,497)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,252	36,721

CASH & CASH EQUIVALENTS, ENDING BALANCE		$254,709	35,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid		$-	$-
Income taxes		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for services	$		$2,004,887

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six-month periods ended June 30, 2005 and 2004 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC") was incorporated in the State of Florida on October 22, 1998.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balances at June 30, 2005 include amounts from two international customers that have a history of slow payment. The allowance for doubtful accounts is $964,000 at June 30, 2005.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue as of June 30, 2005 is $52,107.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of June 30, 2005 is $219,540 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the six-month period ended June 30, 2005 and 2004 were $100 and $317, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $361,725 and $1,804,608 in the six-month periods ended June 30, 2005 and 2004, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the six-month period ended June 30, 2005 and 2004, accordingly, a Statement of Comprehensive Loss is not presented.

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

3.

ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer of the company for un-reimbursed business expenses as of June 30, 2005. The amount is due on demand, unsecured and interest free.

4.

PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $112,433 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

5.

NOTES PAYABLE

A Note Payable from an individual amounting $28,000 is due on demand after December 31, 2003. This note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

A Note Payable from another individual amounting to $50,000, received on March 28, 2005, is due on demand.  The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

Interest expense for these notes for the six-month periods ended June 30, 2005 and 2004 is $1,581 and $1,507, respectively.

6.

NOTES PAYABLE – RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the year ended December 31, 2004 and an additional $7,000 during the three-month period ended June 30, 2005. As of June 30, 2005 the balance owed the officer is $23,557. The amount is due on demand, unsecured and interest free.

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

                                                                                                Three month period           Six month period

                                                                                               ended June 30, 2004       ended June 30, 2004

            Net loss - as reported

                      $ (1,218)                               $(1,811)

            Stock-Based employee compensation

              expense included in reported net

              income, net of tax

-                                          89

            Total stock-based employee

              compensation expense determined

              under fair-value-based method for all

              rewards, net of tax

         -                                        (89)

            Pro forma net loss

                     $ (1,218)                              $(1,811)

            Earnings per share:

            Basic, as reported                                                           $(0.06)                                 $ (0.09)

            Diluted, as reported                                                        $(0.06)                                 $ (0.09)

            Basic, pro forma                                                             $(0.06)                                 $ (0.09)

            Diluted, pro forma                                                          $(0.06)                                  $ (0.09)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                       Risk-free interest rate                5.35%

                       Expected life of the options      2 years

                       Expected volatility                       90%

                       Expected dividend yield             -

Following is a summary of the stock option activity:

                           Outstanding at December 31, 2003

0

                           Granted

200,000

                           Forfeited

0

                           Exercised

(200,000)

                           Outstanding at December 31, 2004                                      0

The Company did not grant any options during the six-month period ended June 30, 2005.

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

The following is information for the Company's reportable segments for the three-month periods ended June 30, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$ 0 328	$532 0	$ 0 0	$532 328
Gross margin 2005 2004	0 227	49 0	0 0	49 227
Depreciation and amortization 2005 2004	0 0	16 6	0 0	16 6
Profit (Loss) from continuing operations before tax 2005 2004	85 (21)	(9) (43)	(189) (1,153)	(113) (1,217)
Interest expense 2005 2004	1 0	0 0	0 0	1 0
Identifiable assets 2005 2004	2 588	316 49	267 330	585 967
Capital expenditures 2005 2004	0 0	105 7	0 0	105 7

The following is information for the Company's reportable segments for the six-month periods ended June 30, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$ 3 1,209	$769 0	$ 0 0	$772 1,209
Gross margin 2005 2004	1 761	86 0	0 0	87 761
Depreciation and amortization 2005 2004	0 0	24 12	0 0	24 12
Profit (Loss) from continuing operations before tax 2005 2004	123 413	(28) (958)	(344) (1,264)	(249) (1,809)
Interest expense 2005 2004	2 2	0 0	0 0	2 2
Identifiable assets 2005 2004	2 588	316 49	267 330	585 967
Capital expenditures 2005 2004	0 0	162 7	0 0	162 7

9.

MAJOR CUSTOMERS

For the three and six-month periods ended June 30, 2005, two customers provided 100% and three customers provided 79% of the Company's net revenues, respectively. Two suppliers provided 100% and three suppliers provided 99% of the Company's cost of goods sold for the three and six-month periods ended June 30, 2005. For the three-month and six-month periods ended June 30, 2004, two customers provided 99% and 100%, respectively, of the Company's net revenues; two suppliers provided 72% and 77% of the Company's purchases for the three-month and six-month periods ended June 30, 2004,.

The accounts receivable balances due from these customers are $165,074 and $1,075,485 at June 30, 2005 and 2004, respectively. The accounts payable balances due to these suppliers are $284,963 and $29,082 at June 30, 2005 and 2004, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

July 1, 2003, the Company entered into a six-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $16,200 for the six-month period ended June 30, 2005. Lease commitments are as follows for the twelve-month periods ended June 30:

2006

30,900

2007

10,500

11.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and six-month periods ended June 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $4,654,993 including a net loss of $250,663 for the six-month period ended June 30, 2005.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2005, towards management of liabilities and improving the operations. For the six-month period ended June 30, 2005 the Company generated a positive cash flow from operations of $344,000. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month period ended June 30, 2005 and 2004 include NetTel and the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes and prepaid calling cards to the wholesale market using its upgraded technology to a limited test market.  In April 2005, the Company began providing service to  major suppliers and carriers.   Sales of wholesale VoIP minutes for the quarter ended June 30, 2005, which was the first quarter of commercial operations, were $532,000.

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

The VoipXchange.net division of the Company has partnered with major VoIP network termination partners worldwide to access their network infrastructure. This allows VoipXchange.net to provide high-quality, low-cost ôany-distance'' call termination to over 250 countries and territories. We operate our own, or in cooperation with other providers, a network of VoIP gateways throughout the world. These gateways are located mostly in difficult-to-reach countries or regions and provide local termination of international calls. VoipXchange.net offers this service to any international carrier, which is interested in reliable and inexpensive completion of its traffic to the VoipXchange.net's On-Net destinations.

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

RISK FACTORS

You should carefully consider the following risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-QSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment. We have experienced losses and we expect future losses and we may not become profitable.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The Company's net revenue for the three-month period ended June 30, 2005 was $531,581 compared to $327,975 for the same period ended June 30, 2004.  Revenues from telecommunication minutes and prepaid calling cards for the three-month periods ended June 30, 2005 and 2004 were $531,581 and $0 respectively.  Used equipment sales for the periods ended June 30, 2005 and 2004 were $0 and $327,975, respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $163,005 for the three-month period ended June 30, 2005 compared to $1,444,114 for the same period ended June 30, 2004. Research and development expense was $191,745 for the three-month period ended June 30, 2005 compared to $912,000 in the same period in 2004. These costs are primarily personnel costs for engineers developing software. Much of the software is nearing technological feasibility, therefore the personnel costs for three-month period ended June 30, 2005 decreased significantly. General and administrative expense was $(28,740) in the period ended June 30, 2005 as compared $527,025 for the same period ended June 30, 2004.  Administrative expense for the three-month period ended June 30, 2005, was $66,000 less $85,000 credit to the provision for bad debts as a result of collections of previously reserved balances. Administrative expense for the same period in 2004 included a provision for doubtful accounts of $245,000 and a non-cash charge of $245,000 for the market value of the Company's common stock issued for financial consulting services.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The Company's net revenue for the six-month period ended June 30, 2005 was $771,796 compared to $1,209,379 for the same period ended June 30, 2004.  Revenues from telecommunication minutes and prepaid calling cards for the six-month periods ended June 30, 2005 and 2004 were $768,796 and $0 respectively.  Used equipment sales for the periods ended June 30, 2005 and 2004 were $3,000 and $1,209,379, respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $336,206 for the six-month period ended June 30, 2005 compared to $2,569,983 for the same period ended June 30, 2004. Research and development expense was $361,725 for the six-month period ended June 30, 2005 compared to $1,804,608 in the same period in 2004. These costs are primarily personnel costs for engineers developing software. Much of the software is nearing technological feasibility, therefore the personnel costs for six-month period ended June 30, 2005 decreased significantly. General and administrative expense was $(25,619) in the period ended June 30, 2005 as compared $759,970 for the same period ended June 30, 2004. Administrative expense for the three-month period ended June 30, 2005, was $98,000 less $123,000 credit to the provision for bad debts as a result of collections of previously reserved balances. Administrative expense for the same period in 2004 included a provision for doubtful accounts of $345,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued for financial consulting services.

Liquidity and Capital Resources

For the six-month period ended June 30, 2005, the Company's primary source of cash was from the issuance of debt and prepayments received from customers. During this period, $344,000 was generated from operating activities compared to $246,000 during the same period ended June 30, 2004.  The cash provided from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $251,000 offset by $143,000 decrease in accounts receivable, $259,000 increase in accounts payable and $205,000 in prepayments from customers less $54,000 in prepayments made by the company.  The cash provided from operations during the six-month period ended June 30, 2004 was attributable to the net loss for the period of $1,811,000 offset by $2,094,000 of non-cash stock and option issues for consulting fees and an increase in current liabilities of $50,000, reduced by an increase in accounts receivable of $95,000.

The Company used cash $162,000 for investing activities during the six-month period ended June 30, 2005 compared to $7,000 for the same period ended June 30, 2004.

During the six-month period ended June 30, 2005, the Company generated $50,000 from debt proceeds. During the six-month period ended June 30, 2004, $285,000 was generated from debt proceeds, $100,000 was generated from the exercise of stock options, which was reduced by the use of $55,000 to repay short-term debt.

The Company has incurred an accumulated deficit as of June 30, 2005 of $4,654,993. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the six-month period ended June 30, 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10 (i) 1	Share Exchange Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 1 to Form 8-K filed on September 30, 2002
10 (i) 2	Option Agreement between the Company and Palm Beach Rejuvenation Centres, Inc. dated September 19, 2002, attached as exhibit 10 (i) 2 to Form 8-K filed on September 30, 2002
31.1	Certification of Principal Executive/Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K.

    None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nettel Holdings, Inc.

By: /s/ Michael Nguyen
Chief Executive Officer and Chairman
Dated: August 19, 2005
Portland, Oregon

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Michael Nguyen, President and Chief Financial Officer of Nettel Holdings, Inc. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Nettel Holdings, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

        a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to us by other within those entities, particularly during the period in which this report is being prepared;

        b.    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

        c.    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

        d.    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the this fiscal quarter that has materially affected, or is reasonably likely to materially affect, small business issuer's internal control over financial reporting; and

5.    I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

        a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

         b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

Date: August 19, 2005

/s/ Michael Nguyen

     Michael Nguyen, President & CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Nettel Holdings, Inc. on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President and CFO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

s/ Michael Nguyen

     Michael Nguyen, President & CFO

     August 19, 2005