Form 10QSB
period 2005-09-30
NETTEL HOLDINGS INC
filed 2005-11-21
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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
Common Stock, $.001 par value 32,751,499 shares outstanding as of September 30, 2005.
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

 PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$456,680
Accounts receivable, net	577,460
Equipment inventory	2,000
Prepaid telecommunication minutes	167,608
Prepaid expenses	500
Total current assets	1,204,248

PROPERTY AND EQUIPMENT, net	199,620
Deposits	10,200
$1,414,068

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$579,924
Accounts payable- related party	5,000
Payroll liabilities	112,433
Accrued expenses	72,427
Customer deposits	514,640
Note payable - related party	23,557
Notes payable	78,000
Total current liabilities	1,385,981

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issues and outstanding	10,000

Common stock, $0.001par value; 250,000,000 shares authorized; 32,458,260 shares issued and outstanding	32,458
Common stock, $0.001 par value; 293,239 shares to be cancelled	293
Additional paid-in capital	6,160,960
Less: Prepaid Minutes	(266,000)
Less: Stock subscription receivable	(28,000)
Deficit accumulated	(5,881,664)
Total stockholders' deficit	28,087

$1,414,068

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net revenues	$7,336,403	$1,132,809	$8,108,199	2,342,188

Cost of revenues	6,663,016	834,970	7,347,687	1,283,783

Gross profit	673,387	297,839	760,512	1,058,405

Operating expenses:
Research and development	1,817,925	107,167	2,179,650	1,911,775
Sales and marketing	-	-	100	5,405
General and Administrative	80,914	334,754	55,295	1,094,724
Total operating expenses	1,898,839	441,921	2,235,045	3,011,904

Operating Loss	(1,225,452)	(144,082)	(1,474,533)	(1,953,499)

Other Income (Expense)
Interest Expense	(1,179)	(423)	(2,761)	(1,930)

Net loss	$(1,226,631)	(144505)	(1,477,294)	(1,955,429)

Basic and diluted net loss per share	$(0.04)	(0.01)	(0.06)	(0.09)

Basic and diluted weighted average shares outstanding *	27,364,505	22,673,165	24,850,832	21,438,984

* Weighted average number of shares used to compute basic and diluted loss per share for 2004 and 2003 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,477,294)	$(1,955,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,466	17,846
Option expense calculated using a fair value model		89,200
Common shares issued for services	1,632,883	2,004,887
(Increase) decrease in current assets:
Accounts receivables	(344,239)	(443,135)
Inventory and prepaid telecommunication minutes	(169,608)	-
Prepaid expenses		9,186
Deposits	(2,000)	(6,000)
Increase (decrease) in current liabilities:
Accounts payable	429,502	185,862
Accrued payroll and expense	(22,296)	16,187
Customer deposits and deferred revenue	499,640	21,889
Total Adjustments	2,068,348	1,895,922
Net cash provided by operating activities	591,054	(59,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(206,626)	(7,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued		100,000
Proceeds from debt	50,000	-
Repayment of note payable		(55,000)
Net cash provided by financing activities	50,000	45,000

NET INCREASE IN CASH & CASH EQUIVALENTS	434,428	(21,782)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,252	36,721

CASH & CASH EQUIVALENTS, ENDING BALANCE	$456,680	$14,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for prepaid minutes	$266,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine-month periods ended September 30, 2005 and 2004 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), ("BSC") was incorporated in the State of Florida on October 22, 1998.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The accounts receivable balance at September 30, 2005 include amounts from two international customers that have a history of slow payment. The allowance for doubtful accounts is $824,000 at September 30, 2005.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of September 30, 2005 is $514,640.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of September 30, 2005 is $167,608 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the nine-month period ended September 30, 2005 and 2004 were $100 and $317, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $2,179,650 and $1,911,775 in the nine-month periods ended September 30, 2005 and 2004, respectively, for development of software products.  The Company has recorded research and development cost of $1,817,925 and $107,167 in the three-month periods ended September 30, 2005 and 2004, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the nine-month period ended September 30, 2005 and 2004, accordingly, a Statement of Comprehensive Loss is not presented.

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

3.

ACCOUNTS PAYABLE- RELATED PARTY

The Company owed $5,000 to an officer of the company for un-reimbursed business expenses as of September 30, 2005. The amount is due on demand, unsecured and interest free.

4.

PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $112,433 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

5.

NOTES PAYABLE

A Note Payable from an individual amounting $28,000 is due on demand after December 31, 2003. These notes are unsecured and have an annual interest rate of 6% on the unpaid principal balance.

A Note Payable from another individual amounting to $50,000, received on March 28, 2005, is due on demand.  The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

Interest expense for these notes for the nine-month periods ended September 30, 2005 and 2004 is $2,761 and $1,930, respectively.  Interest expense for these notes for the three-month periods ended September 30, 2005 and 2004 is $1,179 and $423, respectively.

6.

NOTES PAYABLE - RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the year ended December 31, 2004 and an additional $7,000 during the three-month period ended September 30, 2005. As of September 30, 2005 the balance owed the officer is $23,557. The amount is due on demand, unsecured and interest free.

7.

STOCKHOLDERS' EQUITY

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. In April 2004 the Company issued 500,000 shares of Common Stock to a consultant for consulting services relating to business development for the Company for a combined value of $245,000. In May 2004 the Company issued 2,016,050 shares of Common Stock to consultants for engineering services for a combined value of $886,115.  In November 2004 the Company issued 250,000 shares to a consultant for engineering services for a combined value of $162,000. In August 2005, the Company issued 7,938,333 shares to consultants for engineering services for a combined value of $1,632,883 and 1,400,000 shares to a vendor as a deposit on future purchases valued at $266,000. The deposit of $266,000 is recorded as contra equity. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

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

The Company did not grant any options during the three-month period ended September 30, 2005.

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

The following is information for the Company's reportable segments for the three-month periods ended September 30, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$ 0 284	$7,336 849	$ 0 0	$7,336 1,133
Gross margin 2005 2004	0 209	673 89	0 0	673 298
Depreciation and amortization 2005 2004	0 0	20 6	1 0	21 6
Profit (Loss) from continuing operations before tax 2005 2004	0 208	(1,181) 78	(44) (433)	(1,225) (144)
Interest expense 2005 2004	0 1	0 0	1 0	1 1
Identifiable assets 2005 2004	2 460	943 521	469 23	1,414 1,004
Capital expenditures 2005 2004	0 0	45 0	0 0	45 0

The following is information for the Company's reportable segments for the nine-month periods ended September 30, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$ 3 1,493	$8,105 849	$ 0 0	$8,108 2,342
Gross margin 2005 2004	1 969	760 89	0 0	761 1,058
Depreciation and amortization 2005 2004	0 0	44 18	0 0	44 18
Profit (Loss) from continuing operations before tax 2005 2004	0 617	(1,170) (863)	(305) (1,707)	(1,475) (1,953)
Interest expense 2005 2004	0 2	0 0	3 0	3 2
Identifiable assets 2005 2004	2 460	943 521	469 23	1,414 1,004
Capital expenditures 2005 2004	0 0	207 7	0 0	207 7

9.

MAJOR CUSTOMERS

For the three and nine-month periods ended September 30, 2005, one customer provided 98% and 94% of the Company's net revenues, respectively. One supplier provided 98% and 93% of the Company's cost of goods sold for the three and nine-month periods ended September 30, 2005.

For the three-month period ended September 30, 2004, two customers provided 64% of the Company's net revenues, and for the nine-month period ended September 30, 2004, four customers provided 82% of the Company's net revenues. Three suppliers provided 93% and 82% of the Company's purchases for the three-month and nine-month periods ended September 30, 2004, respectively.

The accounts receivable balances due from these customers are $574,899 and $1,055,624 at September 30, 2005 and 2004, respectively. The accounts payable balances due to these suppliers are $405,946 and $161,812 at September 30, 2005 and 2004, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $24,300 for the nine-month period ended September 30, 2005. Lease commitments are as follows for the twelve-month periods ended September 30,

2006:        $27,200

11.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine-month periods ended September 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $5,881,624 including a net loss of $1,477,294 for the nine-month period ended September 30, 2005.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2005, towards management of liabilities and improving the operations. For the nine-month period ended September 30, 2005 the Company generated a positive cash flow from operations of $591,054. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month period ended September 30, 2005 and 2004 include NetTel and the Company.

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes and prepaid calling cards to the wholesale market using its upgraded technology to a limited test market.  In April 2005, the Company began providing service to major suppliers and carriers.   Sales of wholesale VoIP minutes for the quarter ended September 30, 2005, were $8,100,000.

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

We have made purchasing minutes from AVOP Direct very simple. To purchase any route listed on AVOP Direct, buyer would simply enter the Route ID + Country Code + City Code in to the dialing plan. Members will be able to view CDR in real time, review all account information, network information, and settlement data. They will now be able to furnish a computerized summation from start to finish.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The Company's net revenue for the three-month period ended September 30, 2005 was $7,336,000 compared to $1,133,000 for the same period ended September 30, 2004.  Revenues from telecommunication wholesale minutes and prepaid calling cards for the three-month periods ended September 30, 2005 and 2004 were $7,336,000 and $849,000 respectively.  Used equipment sales for the periods ended September 30, 2005 and 2004 were $0 and $284,000, respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $1,899,000 for the three-month period ended September 30, 2005 compared to $442,000 for the same period ended September 30, 2004. Research and development expense was $1,818,000 for the three-month period ended September 30, 2005 compared to $107,000 in the same period in 2004. The three-month period ended September 30, 2005 included a non-cash charge of $1,633,000 for the market value of the Company's common stock issued for telecommunication consulting services.  General and administrative expense was $81,000 in the period ended September 30, 2005 as compared $335,000 for the same period ended September 30, 2004.  Administrative expense for the three-month period ended September 30, 2005, includes $163,000 of service fees relating to telecommunication receivable payments less $140,000 credit to the provision for bad debts as a result of collections of previously reserved balances. Administrative expense for the same period in 2004 included a provision for doubtful accounts of $285,000.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Company's net revenue for the nine-month period ended September 30, 2005 was $8,108,000 compared to $2,342,000 for the same period ended September 30, 2004.  Revenues from telecommunication wholesale minutes and prepaid calling cards for the nine-month periods ended September 30, 2005 and 2004 were $8,108,000 and $849,000 respectively.  Used equipment sales for the periods ended September 30, 2005 and 2004 were $3,000 and $1,493,000 respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $2,235,000 for the nine-month period ended September 30, 2005 compared to $3,012,000 for the same period ended September 30, 2004. Research and development expense was $2,180,000 for the nine-month period ended September 30, 2005 compared to $1,912,000 in the same period in 2004. The nine-month period ended September 30, 2005 included a non-cash charge of $1,633,000 for the market value of the Company's common stock issued for telecommunication consulting services.  General and administrative expense was $55,000 in the period ended September 30, 2005 as compared $1,095,000 for the same period ended September 30, 2004.  Administrative expense for the nine-month period ended September 30, 2005, included $163,000 of service fees relating to telecommunication receivable payments less $263,000 credit to the provision for bad debts as a result of collections of previously reserved balances. Administrative expense for the same period in 2004 included a provision for doubtful accounts of $630,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued for financial consulting services.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2005, the Company's primary source of cash was from operations. During this period, $591,000 was generated from operating activities compared to a use $60,000 during the same period ended September 30, 2004.  The cash provided from operations for the nine-month period ended September 30, 2005 is primarily attributable to the net loss of $1,477,000 offset by the fair market value of common shares issued for services of $1,633,000 and an increase in accounts payable and customer deposits of $930,000, offset by an increase in accounts receivable and prepaid minutes of $514,000. The use of cash for operations during the nine-month period ended September 30, 2004 was attributable to the net loss for the period of $1,955,000 offset by $2,094,000 of common stock and option issues for consulting fees and an increase in current liabilities of $224,000, reduced by an increase in accounts receivable of $443,000.

The Company used cash $207,000 for investing activities during the nine-month period ended September 30, 2005 compared to $7,000 for the same period ended September 30, 2004.

During the nine-month period ended September 30, 2005, the Company generated $50,000 from debt proceeds. During the nine-month period ended September 30, 2004, $100,000 was generated from the exercise of stock options, which was reduced by the use of $55,000 to repay short-term debt.

The Company has incurred an accumulated deficit as of September 30, 2005 of $5,881,624. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the nine-month period ended September 30, 2005; the Company did generate $591,000 of cash from operations during the this period. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: November 18, 2005
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

(4) This Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. November 18, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 18, 2005

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.