Form 10KSB/A
period 2004-12-31
NETTEL HOLDINGS INC
filed 2006-01-30
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

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

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $1,913,905, to $4,036,068 for the year ended December 31, 2004 compared to $2,122,163 for the same period ended December 31, 2003. Research and development expense was $2,239,693 for the year ended December 31, 2004 compared to $1,652,455 in the same period in 2003. These costs are primarily personnel and consulting costs for engineers developing software. During 2004, the Company increased efforts to bring many of its software products to technological feasibility, thereby increasing the research and development costs during 2004. $1,921,887 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the year ended December 31, 2004 as compared to $1,508,061 for the year ended December 31, 2003. General and administrative expense increased $1,322,152 to $1,790,978 in the period ended December 31, 2004 compared to the same period ended December 31, 2003. This increase was primarily related to an increase in the provision for doubtful accounts of $1,075,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued to an affiliate for consulting services, offset by a non-cash charge for the year ended December 31, 2003 of $125,000 for the market value of the Company's stock issued to former directors for consulting services.  The increase in the provision for doubtful accounts is related principally to two international customers.  At the time the shipments were made to these customers, they had good credit histories with the Company.  The customers' local markets changed and these customers did not have the cash flows to make payment.  The Company ceased shipments and provided a reserve for these accounts, but intends to pursue collection.

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

$2,166,887 and $1,767,740 of the losses in 2004 and 2003, respectively, resulted from non-cash charges for the issuance of common stock as payment for consulting services.  The Company has begun marketing its telecommunications services based on upgraded technology and customer support to a limited test market.  If the test marketing is positive, the Company plans to market to major telecommunications providers in the second quarter of 2005.

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

11.

MAJOR CUSTOMERS

For the year ended December 31, 2004, four customers provided 32% of the net revenues and three suppliers provided 77% of the cost of goods sold. For the year ended December 31, 2003, three customers provided 69% of the net revenues and three suppliers provided 62% of the cost of goods sold. The receivable balances due from the customers were $904,166 and $590,382 at December 31, 2004 and 2003, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. The accounts receivable balance at December 31, 2004 and net revenues for the year ended December 31, 2004 include amounts from the two international customers that have a history of slow payment, therefore the Company has provided an allowance for doubtful accounts of $487,000 at December 31, 2004.

The accounts payable balances due to the suppliers are $55,172 and $161,812 at December 31, 2004 and 2003, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

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

Date: January 30, 2006

/s/ Michael Nguyen,

Michael Nguyen, President, Chief Financial Officer and Chairman

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Michael Nguyen, President, Chief Financial Officer and Director of Nettel Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Nettel Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: January 30, 2006	/s/ Michael Nguyen
Michael Nguyen, President, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB/A for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President, CFO and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Nguyen

Michael Nguyen

President, CFO and Chairman

January 30, 2006