Form 10QSB/A
period 2005-09-30
NETTEL HOLDINGS INC
filed 2006-01-30
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
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

7.

STOCKHOLDERS' EQUITY

In January 2004 the Company issued 1,387,750 shares of Common Stock to consultants for engineering services and in March 2004, the Company issued 100,000 shares of Common stock to a consultant for engineering for a combined value of $873,772. In April 2004 the Company issued 500,000 shares of Common Stock to a consultant for consulting services relating to business development for the Company for a combined value of $245,000. In May 2004 the Company issued 2,016,050 shares of Common Stock to consultants for engineering services for a combined value of $886,115.  In November 2004 the Company issued 250,000 shares to a consultant for engineering services for a combined value of $162,000. In August 2005, the Company issued 7,938,333 shares to consultants for engineering services for a combined value of $1,632,883 and 1,400,000 shares to a vendor as a deposit on future purchases valued at $266,000. The deposit of $266,000 is recorded as contra equity. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.  The deposit has no restrictions or contingencies; the value of the deposit was established on August 15, 2005, the issue date and does not change with any changes in the fair value of the stock.

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
Dated: January 30, 2006
Portland, Oregon

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael Nguyen, the President, Chief Financial Officer and Director of Nettel Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10QSB/A of the Company;

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

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. January 30, 2006

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB/A for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB/A Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2006

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.