Form 10KSB
period 2005-12-31
NETTEL HOLDINGS INC
filed 2006-04-17
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2005

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

503-914-6206

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: $9,617,319

As of March 31, 2006, there were 34,701,499 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuers common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 12,846,290 shares of the Issuer issued and outstanding common stock. 21,855,209 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuers common stock, both of record and beneficially and affiliates thereof.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., PartI, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2005). No documents are incorporated by reference.

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

Employees

As of December 31, 2005, the Company had 4 employees: 2 administrative, 1 engineer and 1 sales representative. Additionally, the Company has contracts for consulting services with 14 engineers. The Company also contracts engineers for software development system monitoring through a company in the Vietnam.

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

 ITEM 2.    DESCRIPTION OF PROPERTY

On July 1, 2003, the Company moved its offices to 610 SW Broadway, Suite 405, Portland, OR 97205. In October 2004, the Company increased the leased office space by 1,000 square feet.  In December 2005, the company leased space at 4701 NE Portland Highway, Portland, OR 97218, and will complete the move of the offices prior to the expiration of the current lease in June 2005. We believe that our office space is adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A)

Market Information

Our shares of common stock are traded over-the-counter in what is referred to as the OTC: Bulletin Board under the symbol BSTN. As of March 31, 2006, there were 19 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and in May 2003, our shares were subject to one for fifty recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2004
First Quarter Ending March 31,	$0.75	$0.48
Second Quarter Ending June 30,	$0.60	$0.16
Third Quarter Ending September 30,	$0.43	$0.14
Period Ending December 31,	$0.36	$0.14
Fiscal Year 2005
First Quarter Ending March 31,	$0.37	$0.19
Second Quarter Ending June 30,	$0.33	$0.17
Third Quarter Ending September 30,	$0.42	$0.16
Period Ending December 31,	$0.31	$0.15
Fiscal Year 2006
First Quarter Ending March 31,	$0.18	$0.09

(B) Holders

As of March 31, 2006, there were 69 shareholders.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The Company's net revenue for the year ended December 31, 2004 was $9,617,319 compared to$2,663,125 for the year ended December 31, 2004. Revenues from telecommunication minutes and prepaid calling cards for the year ended December 31, 2005 and 2004 were $9,149,819  and $ respectively. Used equipment sales for the year ended December 31, 2005 and 2004 were $467,500 and $1,805,854, respectively.

Gross margin was 9 percent of revenue for the telecommunication sales for year ended December 31, 2005 compared to 10 percent for the same period ended December 31, 2004. The gross margin on used equipment sales for the year ended December 31, 2005 was 11% compared to 67% for the year ended December 31, 2004. The gross margin decreases are related primarily to the volume increase in lower margin minute sales and declining market for used equipment overseas.

Operating expenses consisting primarily of research and development expense and general and administrative expense decreased $1,406,449, to $2,629,619 for the year ended December 31, 2005 compared to $4,036,068 for the same period ended December 31, 2004. Research and development expense was $2,489,448 for the year ended December 31, 2005 compared to $2,236,693 in the same period in 2004. These costs are primarily personnel and consulting costs for engineers developing software. $1,841,883 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the year ended December 31, 2005 as compared to $1,921,888 for the year ended December 31, 2004. General and administrative expense decreased $1,651,245 to $139,733 in the period ended December 31, 2005 compared to the same period ended December 31, 2004. The year ended December 31, 2004 included additional charges for the provision for doubtful accounts of $1,534,000, consulting fees of $89,000 which is a non-cash charge for the cost of options granted for consulting services based on a fair value model at the grant date calculated under SFAS 123, and a non-cash charge of $245,000 for the market value of the Company's common stock issued to an affiliate for consulting services which were off set by expense increases in the year ended December 31, 2005 of $188,000 of administrative fees related to the set up of the cash collection process, and $41,000 in increased depreciation expense.

Liquidity and Capital Resources

For the year ended December 31, 2005, the Company's primary source of cash was from the customer deposits. The positive cash flow of $466,000 was primarily from the increase in customer deposits of $452,000.  The loss of $1,780,000 was offset by the non-cash stock option issues of 1,842,000 less prepayments of $229,000. The negative cash flow from operations for the year ended December 31, 2004 is primarily attributable to the net loss plus the net increase of receivables and payables of $146,000, offset by $24,000 of depreciation and $2,258,000 of non-cash stock issues for consulting fees and option exercise expense.

The Company used cash in the amount of $206,626 for investing activities during the year ended December 31, 2004 compared to $7,275 for the same period ended December 31, 2004.

Cash flow provided by financing activities was $45,000 during the year ended December 31, 2004 compared to $0 during the same period ended December 31, 2005. During 2004, the Company received $100,000 from the exercise of a stock option offset by payments on notes payable of $55,000.

The Company has incurred an accumulated deficit as of December 31, 2005 of $6,184,184. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2005 and 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

ITEM 7.    FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Nettel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nettel Holdings, Inc. as of December 31, 2005, and the related consolidated statements of operations, consolidated shareholders' deficit, and consolidated cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nettel Holdings, Inc.  as of December 31, 2005, and the results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2005, the Company incurred net losses of $1,779,854 and has accumulated deficit of $6,184,814 as of December 31, 2005.  These factors, among others, as discussed in Note 14 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 10, 2006

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$281,793
Accounts receivable, net	182,160
Prepaid expenses	229,080
Total current assets	693,033

PROPERTY AND EQUIPMENT, net	178,744
Deposits	2,200
TOTAL ASSETS	$873,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$246,671
Payroll liabilities	116,195
Accrued expenses	67,850
Customer Deposits	452,177
Loan payable - related party	5,000
Note payable - related party	23,557
Note payable	28,000
Total current liabilities	939,450

STOCKHOLDERS' DEFICIT
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized;
33,701,499 shares issued and outstanding	33,701
Additional paid-in capital	6,341,010
Less: Prepaid expense	(266,000)
Deficit accumulated	(6,184,184)
Total stockholders' deficit	(65,473)

TOTAL liabilities and stockholders' deficit	$873,977

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Net revenues	$9,617,319	$2,663,125

Cost of goods sold	8,764,370	1,365,079
Gross profit	852,949	1,298,046

Operating expenses:
Research and development	2,489,448	2,239,693
Sales and marketing	438	5,397
General and Administrative	139,733	1,790,978
Total operating expenses	2,629,619	4,036,068

Operating Loss	(1,776,670)	(2,738,022)

Other Income (Expense)
Interest Expense	(3,184)	(2,353)

Net loss	$(1,779,854)	$(2,740,375)

Basic and diluted net loss per share*	$(0.07)	$(0.13)

Basic and diluted weighted average shares outstanding	27,023,110	21,874,625

* Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock		Common Stock						Total Stockholder's Equity (deficit)
	Number of Shares		Number of Shares		Paid In Capital		Prepaid Expenses	Accumulated deficit
		Amount		Amount
Balance at December 31, 2003	1,000	$10,000	18,309,366	$18,309	$1,892,432	$		$(1,663,955)	$256,786
Shares issued for services	-	-	4,903,800	4,904	2,161,983		-		2,166,887
Options issued for services	-	-	-	-	89,200			-	89,200
Shares issued for exercise of stock options	-	-	200,000	200	99,800		-	-	100,000
Net loss for the year	-	-	-	-	-		-	(2,740,375)	(2,740,375)
									-
Balance at December 31, 2004	1,000	$10,000	23,413,166	$23,413	4,243,415		-	(4,404,330)	(127,502)
Shares issued for services	-	-	8,888,333	8,888	1,832,995		-	-	1,841,883
Shares issued for deposit	-	-	1,400,000	1,400	264,600		(266,000)	-	-
Net loss for the year	-	-	-	-	-		-	(1,779,854)	(1,779,854)

Balance at December 31, 2005	1,000	$10,000	33,701,499	$33,701	$6,341,010		$(266,000)	$(6,184,184)	$(65,473)

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
(formerly BIO STANDARD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,779,854)	$(2,740,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,341	24,064
Option expense calculated using a fair value model	-	89,200
Common shares issued for services	1,841,883	2,166,887
(Increase) decrease in current assets:
Accounts receivables	51,061	260,539
Inventory and prepaid telecommunication minutes	(228,080)	-
Prepaid expenses	500	9,186
Deposits	6,000	(6,000)
Increase (decrease) in current liabilities:
Accounts payable	96,249	90,795
Accrued payroll and expense	(38,111)	53,510
Customer deposits and deferred revenue	452,177	-
Total Adjustments	2,246,021	2,688,181
Net cash provided by (used in) operating activities	466,167	(52,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(206,626)	(7,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common stock	-	100,000
Proceeds from borrowings	50,000	-
Principal payments on debt obligations	(50,000)	(55,000)
Net cash provided by financing activities	-	45,000

NET INCREASE IN CASH & CASH EQUIVALENTS	259,541	(21,782)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,252	36,721

CASH & CASH EQUIVALENTS, ENDING BALANCE	$281,793	$22,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued as a deposit	$266,000	$-

The accompanying notes are an integral part of these consolidated financial statements

1.

DESCRIPTION OF BUSINESS

NetTel Globalcommunication, Inc. (“NetTel”) was incorporated on December 10, 1999 in the state of Delaware.  The Company began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began refurbishing and reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales, began selling used computer equipment.

On May 23, 2003, the NetTel entered into an Agreement of Merger with Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“the Company”), a Florida corporation. Pursuant to the Merger Agreement, the Company issued 10,596,290 shares of its common stock to the NetTel’s shareholders in exchange for all the issued and outstanding shares of the NetTel’s common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the year ended December 31, 2005 and 2004 include NetTel and the Company.

Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“the Company”) was incorporated in the State of Florida on October 22, 1998.  During 2002 the Company ceased all operations.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $61,000 for the year ended December 31, 2005.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review,  the Company  believes  that, as of December 31,  2005, there were no significant impairments of its long-lived assets.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when, price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of December 31, 2005 is $452,177.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of December 31, 2005 is $229,080 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. There were no advertising expenses for the years ended December 31, 2005 and 2004.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company recorded research and development cost of $2,489,448 and $2,239,693 in the years ended December 31, 2005 and 2004, respectively, for development of software products.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during 2005 and 2004, accordingly, a Statement of Comprehensive Loss is not presented.

Reclassification

Certain amounts reported in the Company’s financial statements for the year ended December 31, 2004 have been reclassified to conform to current year presentations.

Recent Pronouncements

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or  Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  The company is in the process of evaluating the effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The company is still in the process of determining the effect of the Statement on the financials.

3.

PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

  2005

Office equipment

$ 274,444

Software

      6,600

Furniture and fixtures

      200

281,244

Less: accumulated depreciation & amortization

 (102,500)

Property & Equipment (net)

$ 178,744

Depreciation expense for the years ended December 31, 2005 and 2004 was $65,342 and $24,064, respectively.

4.

LOAN- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of December 31, 2005. The amount is due on demand, unsecured and interest free.

5.

PAYROLL LIABILITIES

The Company has not paid salaries to its officer and an employee and the related payroll taxes and has accrued $83,602 in payroll liabilities for the past three years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization.

6.

NOTE PAYABLE

Notes Payable from an individual are due on demand after December 31, 2003. These notes are unsecured and bear the annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the years ended December 31, 2005 and 2004 is $3,184 and $2,353, respectively.  Total accrued interest is $13,898. No interest has been paid on these notes.

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

In August 2005, the Company issued 7,938,333 shares of Common Stock to consultants for engineering services and 1,400,000 shares to a vendor as a deposit on future purchases for a combined value of $1,898,883. In November 2005, the company issued 950,000 shares of Common Stock to a consultant for engineering services for a value of $209,000. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction. The deposit has no restrictions or contingencies; the value of the deposit was established on August 15, 2005, the issue date, and does not change with any changes in the fair value of the stock

Stock Option Plan:

The 2003 Employee Stock Option Plan (“the Plan”) adopted by the Board of Directors on April 30, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company’s Common Stock to employees, officers, directors and consultants of the Company.  Information relating to the Plan during 2005 and 2004 is as follows:

Shares
Balance of shares available to issue or grant at December 31, 2003	1,673,654
Shares reserved and registered under Form S8 during 2004	2,750,000
Shares issued during 2004	(4,078,800)
Options granted during 2004	(200,000)
Balance of shares available to issue or grant at December 31, 2004	144,854
Shares reserved and registered under Form S8 during 2005	-
Shares issued during 2005	-
Options granted during 2005	-
Balance of shares available to issue or grant at December 31, 2005	144,854

On February 15, 2001, the Company adopted a 2001 Stock Option Plan (“the Option Plan”) for employees, officers, directors and consultants. Information relating to the Plan is as follows:

Average per share
	Shares subject to option	Exercise price	Market price
Options outstanding December 31, 2003	700	$225.00	$0.52
Options exercised	-	-	-
OptionOptions cancelled	-	-	-
Options issued	-	-	-
Balance, December 31, 2004	700	225.00	0.21
Options exercised	-	-	-

Options cancelled	-	-	-
Options issued	-	-	-
Balance, December 31, 2005	700	$225.00	$0.18

In January 2004, the Company granted a stock option to a consultant for 200,000 shares of the Company’s Common Stock at $0.50 per share. The value of the option was calculated under SFAS 123 based on a fair value model at the grant date.  $89,200 was recorded as consulting fees. In February 2004, the consultant exercised the option to purchase 200,000 shares of the Company’s stock for $100,000.

In compliance with FAS No. 148, the Company has elected to calculate the cost of options based on a fair value model at the grant date for its stock options issued to consultants under SFAS 123, and has made the applicable disclosures below. ($ in thousands, except per share amounts):

                                                                                                                     December 31, 2004

            Net Income - as reported

                           $(2,140)

            Stock-Based employee compensation

              expense included in reported net

              income, net of tax

89

            Total stock-based employee

              compensation expense determined

              under fair-value-based method for all

              rewards, net of tax

  (89)

            Pro forma net loss

$(2,140)

            Earnings per share:

            Basic, as reported

$ (0.10)

            Diluted, as reported

$ (0.10)

            Basic, pro forma

$ (0.10)

            Diluted, pro forma

$ (0.10)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                       Risk-free interest rate                5.35%

                       Expected life of the options      2 years

                       Expected volatility                    90%

                       Expected dividend yield             -

There were no options granted during the year ended on December 31, 2005.

8.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “ Accounting for Income Taxes,” under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $5,986,063 as of December 31, 2005. The net operating loss carryforwards expire through 2019 and are available to offset future income tax liabilities. Components of deferred tax assets comprised of the following at December 31, 2005:

December 31,

2005

Net operating loss

$ 2,305,261

Accrued payroll

        28,425

Allowance for bad debts

        20,861

$ 2,084,547

Valuation Allowance

 (2,084,547)

Net deferred taxes

  $            -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31,

December 31,

      2005

       2004

Tax expense (credit) at statutory rate-federal

(34%)

(34.%)

State tax expense (credit) net of federal tax

  (6%)

  (6%)

Valuation allowance

        40%

       40%

Tax expense at actual rate

            -

           -       _

11.

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

The following is information for the Company’s reportable segments for the years ended December 31, 2005 and 2004:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2005 2004	$467 1,806	$9,150 577	$ - -	$9,617 2,663
Gross margin 2005 2004	53 1,207	800 91	- -	853 1,298
Depreciation and amortization 2005 2004	- -	65 24	- -	65 24
Profit (Loss) from continuing operations before tax 2005 2004	51 230	(1,207) (1,318)	(621) (1,650)	(1,777) (2,738)
Interest expense 2005 2004	3 2	- -	- -	3 2
Identifiable assets 2005 2004	- 174	590 97	284 30	874 301
Capital expenditures 2005 2004	- -	207 7	- -	207 7

11.

MAJOR CUSTOMERS

For the year ended December 31, 2005, one customer provided 89% of the net revenues and one supplier provided 86% of the cost of goods sold. For the year ended December 31, 2004, four customers provided 32% of the net revenues and three suppliers provided 77% of the cost of goods sold. The receivable balances due from the customers were $0 and $904,166 at December 31, 2005 and 2004, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balances due to the suppliers were $0 and $55,172 at December 31, 2005 and 2004, respectively.

12.

COMMITMENTS

July 1, 2003, the Company entered into a three-year lease for corporate office space in Portland, Oregon. October 1, 2004, the Company added additional space to the three-year lease in Portland, Oregon. In December 2005, the Company entered into a three year lease for office space to replace the expiring lease. Total rent expense was $45,920 for the year ended December 31, 2005. Lease commitments are as follows:

2006

$74,600

2007

  62,400

2008

  57,200

13.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

14.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $6,184,184 including net losses of $1,779,854 and $2,740,375 for the years ended December 31, 2005 and 2004, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2005, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

15.

SUBSEQUENT EVENT

In February 2006, the Company filed a Form SB-2, registration statement under the Securities Act of 1933, to register 7,585,500 shares of common stock at Proposed Maximum Offering Price per Security of $0.175. The SB2 became effective in February 2006.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen	35	President, Secretary and Director

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal

Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Michael Nguyen, President
	2003	0	0	0	0	0
	2004	0	0	0	0	0
	2005	0	0	0	0	0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2005, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held (1)	Percentage
Michael Nguyen, President and Chairman 610 SW Broadway, Suite 405, Portland, Oregon 97205	10,596,290	30.5%

(1) Based upon shares 34,701,499 issued and outstanding as of March 31, 2006.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
Michael Nguyen, President 610 SW Broadway, Suite 405 Portland, Oregon 97205	30.5%	Form 5
Providential Capital 8700 Warner Avenue, Suite 200 Fountain Valley, California 92708	6.5%	SC 13D

(1) Based upon shares 34,701,499 issued and outstanding as of March 31, 2006.

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

Date: April 17, 2006

/s/ Michael Nguyen , President

Michael Nguyen, President and Chairman

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

Date: April 17, 2006	/s/ Michael Nguyen
Michael Nguyen, President and Director

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

April 17, 2006