Form 10QSB
period 2006-03-31
NETTEL HOLDINGS INC
filed 2006-05-22
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

503-914-6206
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
Common Stock, $.001 par value 34,834,833 shares outstanding as of March 31, 2006.
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

  PART I FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$115,347
Accounts receivable, net	219,286
Prepaid expenses	277,052
Total current assets	611,685

PROPERTY AND EQUIPMENT, NET	158,009
DEPOSIT	2,200
$771,894

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$260,315
Payroll liabilities	112,433
Accrued expenses	55,265
Customer deposits	454,790
Loan payable - related party	5,000
Note payable - related party	23,557
Note payable	28,000
Total current liabilities	$939,360

STOCKHOLDERS' DEFICIT:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issues and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized; 34,834,833 shares issued and outstanding	34,835
Additional paid-in capital	6,516,777
Less: Prepaid expense	(266,000)
Deficit accumulated	(6,463,078)
Total stockholders' deficit	(167,466)

$771,894

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006AND 2005
(Unaudited)

	2006	2005

Net revenue	$285,449	$240,215
Cost of revenue	217,662	203,003
Gross Profit	67,787	37,212

Operating expenses
Research and development	259,692	169,980
Sales and marketing	3,368	100
General and Administrative	83,207	3,121
Total operating expenses	346,267	173,201
Operating Loss	(278,480)	(135,989)
Other Expense
Interest Expense	(414)	(414)

Net loss	$(278,894)	$(136,403)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	34,826,684	23,573,165

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,894)	$(136,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,971	7,594
Common shares issued for services	176,901	_
(Increase) decrease in current assets:
Accounts receivables	(37,126)	170,272
Inventory and prepaid telecommunication minutes	(47,972)	(36,765)
Increase (decrease) in current liabilities:
Accounts payable	13,644	-
Accrued payroll and liabilities	(16,347)	(12,086)
Deferred revenue	2,613	72,571
Total Adjustments	114,684	201,586
Net cash provided by (used in ) operating activities	(164,210)	65,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,236)	(57,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	50,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(166,446)	57,833

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	281,793	22,252

CASH & CASH EQUIVALENTS, ENDING BALANCE	$115,347	80.085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

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

On May 23, 2003, the NetTel entered into an Agreement of Merger with Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“BSC”), a Florida corporation. Pursuant to the Merger Agreement, BSC issued 10,596,290 shares of its common stock to the NetTel’s shareholders in exchange for all the issued and outstanding shares of the NetTel’s common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the three-month periods ended March 31, 2006 and 2005 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“BSC”) was incorporated in the State of Florida on October 22, 1998.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts is $61,354 at March 31, 2006.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of March 31, 2006 is $454,790.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of March 31, 2006 is $277,052 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three-month period ended March 31, 2006 and 2005 were $0 and $100, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $259,692 and $169,980 in the three-month periods ended March 31, 2006 and 2005, respectively, for development of software products.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the three-month period ended March 31, 2006 and 2005; accordingly, a Statement of Comprehensive Loss is not presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2006 and December 31, 2005, the Company did not have any stock options outstanding, nor were any stock options issued during the three months ended March 31, 2005.

Recent Pronouncements

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

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

3.

Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

3.

PAYROLL LIABILITIES

The Company has not paid salaries to its employees and has accrued $112,433 in payroll liabilities for the past two years. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

4.

LOAN- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of March 31, 2006. The amount is due on demand, unsecured and interest free.

5.

NOTES PAYABLE

A Note Payable to an individual amounting $28,000. The note was due on demand after December 31, 2003 and has not yet been repaid. The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance

Interest expense for this note for the three-month periods ended March 31, 2006 and 2005 is $414 for each period.

6.

NOTES PAYABLE – RELATED PARTY

An officer of the company loaned the Company $16,557 for operating capital during the year ended December 31, 2005 and an additional $7,000 during the three-month period ended March 31, 2006. As of March 31, 2006 the balance owed the officer is $23,557. The amount is due on demand, unsecured and interest free.

7.

STOCKHOLDERS' EQUITY

In August 2005, the Company issued 1,400,000 shares to a vendor as a deposit on future purchases for a value of $266,000.and has been reflected as a contra equity account. The deposit has no restrictions or contingencies; the value of the deposit was established on August 15, 2005, the issue date, and does not change with any changes in the fair value of the stock.

 In January 2006, the Company issued 1,133,334 share of common stock to consultants for engineering services valued at $176,901.  The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction..

The Company filed an SB-2, which became effective in February 2006, to register 7,585,500 shares of Common stock.

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

The following is information for the Company’s reportable segments for the three month periods ended March 31, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2006 2005	$ 215 3	$ 71 237	$ 0 0	$ 285 240
Gross margin 2006 2005	71 1	(3) 36	0 0	68 37
Depreciation and amortization 2006 2005	0 0	23 8	0 0	23 8
Profit (Loss) from continuing operations before tax 2006 2005	71 0	(238) 5	(112) (141)	(279) (136)
Interest expense 2006 2005	0 0	0 0	0 0	0 0
Identifiable assets 2006 2005	208 2	446 185	118 89	772 276
Capital expenditures 2006 2005	0 0	2 57	0 0	2 57

9.

MAJOR CUSTOMERS

For the three-month period ended March 31, 2006, two customers provided 22% and 75% of the Company’s net revenues. Three suppliers provided 11%, 25% and 34% of the Company’s cost of goods sold for the three-month period ended March 31, 2006.

For the three-month period ended March 31, 2005, five customers provided 99% of the Company’s net revenues. One supplier provided 99% of the Company’s cost of goods sold for the three-month period ended March 31, 2005.

The accounts receivable balances due from the major customers were $211,405 at March 31, 2006. The Company had no accounts payable amounts due to the major suppliers at March 31, 2006 .  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

In December 2005, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $11,100 for the three-month period ended March 31, 2006. Lease commitments are as follows for the twelve-month periods ended March 31:

2007

$ 62,400

2008

$ 62,400

2009

$ 41,600

11.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $6,463,078 including a net loss of $278,894 for the three-month period ended March 31, 2006.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended March 31, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes to the wholesale market using its upgraded technology to a limited test market.  In April 2005, the Company began providing service to major suppliers and carriers.  In December 2005 the Company began renegotiating agreements with customers and suppliers to incorporate upgraded technology and payment terms. As a result of these negotiations, wholesale minute sales were minimal for the three-month period ended March 31, 2006. In April 2006 agreements were finalized and the Company expects wholesale minute sales to resume in May 2006.

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

Sales and marketing began in 2006.

Voice over Internet Protocol ("VoIP")

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

Sales and marketing to distributors and retailers began in April 2006.

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

Sales and marketing to distributors and retailers began in April 2006.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company's net revenue for the three-month period ended March 31, 2006 was $285,449 compared to $240,215 for the same period ended March 31, 2005.  Revenues from telecommunication minutes for the three-month periods ended March 31, 2006 and 2005 were $70,505 and $237,215 respectively.  Used equipment sales for the periods ended March 31, 2006 and 2005 were $214,944 and $3,000 respectively.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $346,267 for the three-month period ended March 31, 2006 compared to $173,201 for the same period ended March 31, 2005. Research and development expense was $259,692 for the three-month period ended March 31, 2006 compared to $169,980 in the same period in 2005. These costs are primarily personnel costs for engineers developing and maintaining software. $176,901 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services upgrading telecommunications software. General and administrative expense was $83,207 in the period ended March 31, 2006 as compared $3,121 for the same period ended March 31, 2005. The $80,000 increase in the three-month period ended March 31, 2006 resulted primarily from a $20,000 increase in investor relations cost related principally to the SB2 which became effective in February 2006, a $38,000 decrease in the provision for doubtful accounts in 2006, an $8,000 increase in administrative fees relating to telecommunications agreements and $6,000 increase in rent expense, as compared to the same period in 2005.

Liquidity and Capital Resources

For the three-month period ended March 31, 2006, the Company used $164,000 of cash in operations as compared to $65,000 of cash provided from operations for the same in 2005. The $164,000 used in operations was primarily attributable to the net loss of $278,894 off set by $177,000 of non-cash issuance of common stock for services, $23,000 of depreciation expense and an increase in accounts receivable and prepaid of $85,000. The $65,000cash provided from operations for the three-month period ended March 31, 2005 is primarily attributable to the net loss of $136,000 offset by $170,000 decrease in accounts receivable and $72,000 in prepayments from customers less $37,000 in prepayments made by the company.  .

The Company used cash $2,236 for investing activities during the three-month period ended March 31, 2006 compared to $57,350 for the same period ended March 31, 2005.

During the three-month period ended March 31, 2005, the Company generated $50,000 from debt proceeds.

The Company has incurred an accumulated deficit as of March 31, 2006 of $6,463,078. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the three-month period ended March 31, 2006. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: May , 2006
Portland, Oregon

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m (a) OR 78o (d)

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

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. May , 2006

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

Dated: May, 2006

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.