Form 10QSB
period 2006-06-30
NETTEL HOLDINGS INC
filed 2006-08-21
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Nettel Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4701 NE Portland Hwy, Portland, Oregon	97218
(Address of principal executive offices)	(Zip Code)

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
Common Stock, $.001 par value 34,834,833 shares outstanding as of June30, 2006.
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

  PART I FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$219,452
Accounts receivable, net	29,123
Prepaid expenses	427,576
Total current assets	676,151

PROPERTY AND EQUIPMENT, NET	135,527
$811,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$259,115
Payroll liabilities	113,718
Accrued expenses	54,232
Customer deposits	410,333
Loan- related party	5,000
Note payable - related party	13,640
Note payable - current	26,000
Total current liabilities	882,038

NOTE PAYABLE	225,000
COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized; 35,834,833 shares issued and outstanding	35,835
Additional paid-in capital	6,620,777
Prepaid expense	(266,000)
Deficit accumulated	(6,695,972)
Total stockholders' deficit	(295,360)
$811,678

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenue	$128,988	$531,581	$414,437	$771,796

Cost of revenue	60,745	481,668	278,407	684,672

Gross profit	68,243	49,913	136,030	87,124

Operating expenses
Research and development	196,061	191,745	455,753	361,725
Sales and marketing	2,000	-	2,000	100
General and administrative	101,108	(28,740)	187,683	(25,619)
Total operating expenses	299,169	163,005	645,436	336,206
Operating loss	(230,926)	(113,092)	(509,406)	(249,082)
Other expense
Interest expense	(1,968)	(1,167)	(2,382)	(1,581)
Net loss	$(232,894)	$(114,259)	$(511,788)	$(250,663)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding *	35,808,019	23,573,165	35,320,062	23,573,165

* Weighted average number of shares used to compute basic and diluted loss per share for 2006 and 2005 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,788)	$(250,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,453	23,803
Common shares issued for services	281,901	-
(Increase) decrease in current assets:
Accounts receivables	153,037	143,765
Inventory and prepaid expenses	(198,496)	(54,107)
Deposits	2,200	(2,000)
Increase (decrease) in current liabilities:
Accounts payable	2,527	297,259
Accrued payroll and liabilities	(16,095)	(18,214)
Customer deposits	(41,844)	204,540
Total Adjustments	228,683	595,046
Net cash provided by (used in) operating activities	(283,105)	344,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,236)	(161,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	225,000	50,000
Repayment of note payable	(2,000)	-
Net cash provided by financing activities	223,000	50,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(62,341)	232,457

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	281,793	22,252

CASH & CASH EQUIVALENTS, ENDING BALANCE	$219,452	$254,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services	$281,901	$-

The accompanying notes are an integral part of these consolidated financial statements

1.

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the six-month periods ended June 30, 2006 and 2005 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“BSC”) was incorporated in the State of Florida on October 22, 1998.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts is $61,354 at June 30, 2006.

Revenue recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of June 30, 2006 is $410,333.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of June 30, 2006 is $427,576 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the six-month period ended June 30, 2006 and 2005 were $2,000 and $100, respectively.

Research and development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $455,753 and $361,725 in the six-month periods ended June 30, 2006 and 2005, respectively, for development of software products.

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

Comprehensive loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the six-month period ended June 30, 2006 and 2005; accordingly, a Statement of Comprehensive Loss is not presented.

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

3.

PAYROLL LIABILITIES

The Company has not paid salaries to two employees and has accrued $113,718 in payroll liabilities for the past three years. $32,593 of this payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

4.

LOAN- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of June 30, 2006. The amount is due on demand, unsecured and interest free.

5.

NOTES PAYABLE

Current:

A Note Payable from an individual amounting $26,000 is due on demand after December 31, 2003. The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

Non-current:

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note is due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance.

Interest expense for these notes for the six-month periods ended June 30, 2006 and 2005 is $2,382 and $1,581, respectively.

6.

NOTES PAYABLE – RELATED PARTY

An officer of the company loaned the Company $20,000 for working capital during the year ended December 31, 2005 and an additional $7,000 during the six-month period ended June 30, 2006. As of June 30, 2006 the balance owed the officer is $13,640. The amount is due on demand, unsecured and interest free.

7.

STOCKHOLDERS' EQUITY

In August 2005, the Company issued 7,938,333 shares of common stock to consultants for engineering services and 1,400,000 shares to a vendor as a deposit on future purchases for a combined value of $1,976,183. In January 2006, the Company issued 1,133,334 share of common stock to consultants for engineering services for a combined value of $176,901. In April 2006, the Company issued 1,000,000 shares of common stock to a consultant for engineering services for a value of $105,000. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction. The deposit has no restrictions or contingencies; the value of the deposit was established on August 15, 2005, the issue date, and does not change with any changes in the fair value of the stock.

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

The following is information for the Company’s reportable segments for the three-month periods ended June 30, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunication Segment	Unallocated	Total

Revenue 2006 2005	$ 71 0	$ 58 532	$ 0 0	$ 129 532

Gross margin 2006 2005	71 0	(3) 49		68 49
Depreciation and amortization 2006 2005	0 0	22 16		22 16
Profit (Loss) from continuing operations before tax 2006 2005	71 85	(189) (9)	(113) (189)	(231) (113)
Interest expense 2006 2005	0 1	2 0	0 0	2 1
Identifiable assets 2006 2005	0 2	590 316	222 267	812 585
Capital expenditures 2006 2005	0 0	0 105	0 0	2 105

The following is information for the Company’s reportable segments for the six-month periods ended June 30, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunication Segment	Unallocated	Total

Revenue 2006 2005	$ 286 3	$ 128 769	$ 0 0	$ 414 772
Gross margin 2006 2005	142 1	(6) 86		136 87
Depreciation and amortization 2006 2005	0 0	45 24		45 24
Profit (Loss) from continuing operations before tax 2006 2005	135 122	(425) 28	(219) (344)	(509) (249)
Interest expense 2006 2005	0 2	2 0	0 0	2 2

Identifiable assets 2006 2005	0 2	590 316	222 267	812 585
Capital expenditures 2006 2005	0 0	2 162	0 0	2 162

9.

MAJOR CUSTOMERS

For the three-month period ended June 30, 2006, two customers provided 96% of the Company’s net revenues. Two suppliers provided 100% the Company’s cost of goods sold for the six-month period ended June 30, 2006.

For the three-month period ended June 30, 2005, two customers provided 100% of the Company’s net revenues. Two suppliers provided 100% of the Company’s cost of goods sold for the six-month period ended June 30, 2005.

For the six-month period ended June 30, 2006, two customers provided 97% of the Company’s net revenues. Three suppliers provided 74% the Company’s cost of goods sold for the six-month period ended June 30, 2006.

For the six-month period ended June 30, 2005, three customers provided 79% of the Company’s net revenues. Three suppliers provided 99% of the Company’s cost of goods sold for the six-month period ended June 30, 2005.

The accounts receivable balances due from the customers were $16,223 and $89,456 at June 30, 2006 and 2005, respectively. The Company had no accounts payable amounts due to the suppliers at June 30, 2006 and $284,963 due to suppliers at June 30, 2005.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

In December 2005, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $26,700 for the six-month period ended June 30, 2006. Lease commitments are as follows for the twelve-month periods ended June 30:

2007

$ 62,400

2008

$ 62,400

2009

$ 26,000

11.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and six-month periods ended June 30, 2006 and 2005 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $6,695,972 including a net loss of $511,788 for the six-month period ended June 30, 2006.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

General

On May 1, 2003, the Board of Directors declared a fifty to one reverse stock split of the Company's common stock. An amount equal to the par value of the common shares affected by the reverse split was transferred from the common stock account to the additional paid-in capital account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements has been adjusted to reflect the reverse stock split on a retroactive basis.

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

NetTel began operations in March 2001 selling wireless communication devices and service activation with various providers.  During 2002, the Company began reselling used computer equipment and providing retail internet access. In April 2003, the Company discontinued retail wireless and internet access sales. Additionally, the Company began development of telecommunications software as well as a web security and financial software packages. In July 2003, the Company began marketing telecommunication minutes to a limited test market. In October 2003, in response to requests from customers concerned about technical support and customer service, the Company suspended telecommunication sales and marketing efforts to upgrade the infrastructure. In August 2004 the Company began selling telecommunication minutes to the wholesale market using its upgraded technology to a limited test market.  In April 2005, the Company began providing service to major suppliers and carriers.  In December 2005 the Company began renegotiating agreements with customers and suppliers to incorporate upgraded technology and payment terms. As a result of these negotiations, wholesale minute sales of $128,000 were significantly less for the three and six-month periods ended June 30, 2006 than the $768,796 for the same period in 2005. In April 2006 agreements were finalized and the Company expects wholesale minute sales to increase in August 2006.

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

We may be unable to manage our expansion and anticipated growth effectively.

Intense competition could reduce our market share and harm our financial performance.

Our network may not be able to accommodate our capacity needs.

We face a risk of failure of computer and communications systems used in our business. Our computer systems and operations may be vulnerable to security breaches.

Our services may infringe on the intellectual property rights of others.

Operating internationally exposes us to additional and unpredictable risks.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company's net revenue for the three-month period ended June 30, 2006 was $128,988 compared to $531,581 for the same period ended June 30, 2005.  Revenues from telecommunication minutes for the three-month periods ended June 30, 2006 and 2005 were $57,912 and $531,581 respectively.  Used equipment sales for the periods ended June 30, 2006 and 2005 were $71,076 and $0 respectively. The decrease in telecommunications revenue in 2006 as compared to 2005 is the result of a contract renegotiation with one of the Company’s major customers, which have been finalized.  Sales are expected to increase in the three-month period ended September 30, 2006.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $299,169 for the three-month period ended June 30, 2006 compared to $163,005 for the same period ended June 30, 2005. Research and development expense was $199,061 for the three-month period ended June 30, 2006 compared to $191,745 in the same period in 2005. These costs are primarily personnel costs for engineers developing and maintaining software. $105,000 of this expense was a non-cash charge for the market value of the Company's common stock issued to an engineer for services upgrading telecommunications software. General and administrative expense was $101,108 in the period ended June 30, 2006 as compared $(28,740) for the same period ended June 30, 2005. The $129,848 increase in the three-month period ended June 30, 2006 resulted primarily an $85,000 decrease in the provision for doubtful accounts in 2006, plus a $25,000 increase in investor relations costs, a $10,900 increase in rent expense, and a $6,289 increase in depreciation expense as compared to the same period in 2005.

Six Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company's net revenue for the six-month period ended June 30, 2006 was $414,437 compared to $771,796 for the same period ended June 30, 2005.  Revenues from telecommunication minutes for the six-month periods ended June 30, 2006 and 2005 were $128,417 and $768,796 respectively.  Used equipment sales for the periods ended June 30, 2006 and 2005 were $286,020 and $3,000 respectively. The decrease in telecommunications revenue in 2006 as compared to 2005 is the result of a contract renegotiation with one of the Company’s major customers, which have been finalized.  Sales are expected to increase in the six-month period ended September 30, 2006.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $645,436 for the six-month period ended June 30, 2006 compared to $336,206 for the same period ended June 30, 2005. Research and development expense was $455,753 for the six-month period ended June 30, 2006 compared to $361,725 in the same period in 2005. These costs are primarily personnel costs for engineers developing and maintaining software. $281,901 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services upgrading telecommunications software. General and administrative expense was $187,683 in the period ended June 30, 2006 as compared $(25,619) for the same period ended June 30, 2005. The $213, 302 increase in the six-month period ended June 30, 2006 resulted primarily from a $123,063 decrease in the provision for doubtful accounts in 2006, plus a $47, 868 increase in investor relations costs, an $8,000 increase in administrative fees relating to telecommunications agreements and $16, 900 increase in rent expense and an $21, 649 increase in depreciation expense, as compared to the same period in 2005.

Liquidity and Capital Resources

For the six-month period ended June 30, 2006, the Company used $283, 105 of cash in operations as compared to $344, 383 of cash provided from operations for the same in 2005. The $283, 105 used in operations was primarily attributable to the net loss of $511, 788 plus a $198, 496 increase in prepaid minutes and a $55, 412 decrease in liabilities and customer deposits off set by $281, 901 of non-cash issuance of common stock for services, $45,453 of depreciation expense and a decrease in accounts receivable of $153,037. The $344,383 cash provided from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $250, 663 offset by $143, 765 decrease in accounts receivable, a $297, 259 increase in accounts payable, a $204, 540 increase in deposits from customers and depreciation of $ 23, 803, less $54, 107 in prepayments made by the Company.

The Company used cash $2,236 for investing activities during the six-month period ended June 30, 2006 compared to $161,926 for the same period ended June 30, 2005.

During the six-month period ended June 30, 2006, the Company generated $225,000 from debt proceeds less $2,000 debt repayments as compared to $50,000 proceeds from debt for the same period in 2005.

The Company has incurred an accumulated deficit as of June 30, 2006 of $6,695,972. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the six-month period ended June 30, 2006. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: August 21, 2006
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

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. August 21, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1)

the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 21, 2006

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.