Form 10QSB
period 2006-09-30
NETTEL HOLDINGS INC
filed 2006-11-21
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

360-450-3048

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
Common Stock, $.001 par value 37,334,833 shares outstanding as of September 30, 2006.
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

  PART I FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$235,165
Accounts receivable, net	62,035
Prepaid telecommunication minutes	349,643
Total current assets	646,840

PROPERTY AND EQUIPMENT, NET	116,614
$763,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$255,524
Payroll liabilities	116,949
Accrued expenses	57,210
Customer deposits	443,285
Loan- related party	5,000
Note payable - related party	9,039
Note payables - current	247,000
Total current liabilities	1,134,007

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized; 37,334,833 shares issued and outstanding	37,335
Additional paid-in capital	6,769,277
Prepaid expense	(266,000)
Deficit accumulated	(9,921,165)
Total stockholders' deficit	(370,553)
$763,454

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenue	$2,607,133	$7,336,403	$3,021,570	$8,108,199

Cost of revenue	2,485,479	6,663,016	2,763,886	7,347,687

Gross profit	121,654	673,387	257,684	760,512

Operating expenses
Research and development	252,018	1,817,925	707,771	2,179,650
Sales and marketing	68	-	2,068	100
General and administrative	88,783	80,914	276,466	55,295
Total operating expenses	340,869	1,898,839	986,305	2,235,045
Operating loss	(219,215)	(1,225,452)	(728,621)	(1,474,533)
Other expense
Interest expense	(5,978)	(1,179)	(8,360)	(2,761)
Net loss	$(225,193)	$(1,226,631)	$(736,981)	$(1,477,294)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Basic and diluted weighted average shares outstanding *	36,698,963	27,364,505	35,678,667	24,850,832

* Weighted average number of shares used to compute basic and diluted loss per share for 2006 and 2005 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Periods Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(736,981)	$(1,477,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,366	44,466
Common shares issued for services	431,901	1,632,883
(Increase) decrease in current assets:
Accounts receivables	120,125	(344,239)
Inventory and prepaid telecommunication minutes	(120,563)	(169,608)
Deposits	2,200	(2,000)
Increase (decrease) in current liabilities:
Accounts payable	(5,665)	429,502
Accrued payroll and liabilities	(9,886)	(22,296)
Customer deposits	(8,892)	499,640
Total Adjustments	453,586	2,068,348
Net cash provided by (used in) operating activities	(263,395)	591,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,236)	(206,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	225,000	50,000
Repayment of note payable	(6,000)	-
Net cash provided by financing activities	219,000	50,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(46,631)	434,428

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	281,793	22,252

CASH & CASH EQUIVALENTS, ENDING BALANCE	$235,162	$456,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

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

The merger of BSC with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine-month periods ended September 30, 2006 and 2005 include NetTel and BSC. Nettel Holdings, Inc. (formerly Bio Standard Corporation), (“BSC”) was incorporated in the State of Florida on October 22, 1998.

In 2004, NetTel created ENTEC, a 100% subsidiary. There are currently no operations in ENTEC.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The allowance for doubtful accounts is $61,354 at September 30, 2006.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from telecommunications and internet services as services are provided; the Company recognizes sales from equipment when title transfers. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of September 30, 2006 is $443,285.  Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of September 30, 2006 is $349,643 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the nine-month period ended September 30, 2006 and 2005 were $2,068 and $100, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $707,771 and $2,179,650 in the nine-month periods ended September 30, 2006 and 2005, respectively, for development of software products.

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the financial statements.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.

A brief description of the provisions of this Statement

2.

The date that adoption is required

3.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The management is currently evaluating the effect of this pronouncement on financial statements.

3.

PAYROLL LIABILITIES

The Company has not paid salaries to two employees and has accrued $116,949 in payroll liabilities for the past three years. $32,593 of this payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction.

4.

LOAN- RELATED PARTY

The Company owed $5,000 to an officer and employee of the company for un-reimbursed business expenses as of September 30, 2006. The amount is due on demand, unsecured and interest free.

5.

NOTES PAYABLE - CURRENT

A Note Payable from an individual amounting $22,000 is due on demand since December 31, 2003. The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note is due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance.

Interest expense for these notes for the nine-month periods ended September 30, 2006 and 2005 is $8,360 and $2,761, respectively.

6.

NOTES PAYABLE – RELATED PARTY

An officer of the company loaned the Company $20,000 for operating capital during the year ended December 31, 2005 and an additional $7,000 during the nine-month period ended September 30, 2005. As of September 30, 2006 the balance owed the officer is $9,039. The amount is due on demand, unsecured and interest free.

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

In January 2006, the Company issued 1,133,334 share of common stock to consultants for engineering services for a combined value of $176,901. In April 2006, the Company issued 1,000,000 shares of common stock to a consultant for engineering services for a value of $105,000. In August 2006, the Company issued 1,500,000 shares of common stock to a consultant for engineering services for a value of $150,000. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction. The deposit has no restrictions or contingencies; the value of the deposit was established on August 15, 2005, the issue date, and does not change with any changes in the fair value of the stock.

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

The following is information for the Company’s reportable segments for the three-month periods ended September 30, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2006 2005	$ 0 0	$ 2,607 7,336	$ 0 0	$ 2,607 7,336
Gross margin 2006 2005	0 0	122 673		122 673
Depreciation and amortization 2006 2005	0 0	19 20	0 1	19 21
Profit (Loss) from continuing operations before tax 2006 2005	0 0	(111) (1,181)	(108) (144)	(219) (1,225)
Interest expense 2006 2005	0 0	0 0	6 1	6 1
Identifiable assets 2006 2005	0 2	607 943	176 469	783 1,414
Capital expenditures 2006 2005	0 0	0 45	0 0	0 45

The following is information for the Company’s reportable segments for the nine-month periods ended September 30, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2006 2005	$ 286 3	$ 2,736 8,105	$ 0 0	$ 3,022 8,108
Gross margin 2006 2005	142 1	116 760		258 761
Depreciation and amortization 2006 2005	0 0	64 44	0 0	64 44
Profit (Loss) from continuing operations before tax 2006 2005	138 0	(542) (1,170)	(325) (305)	(729) (1,475)
Interest expense 2006 2005	0 2	0 0	8 1	8 3
Identifiable assets 2006 2005	0 2	607 943	176 469	783 1,414
Capital expenditures 2006 2005	0 0	2 207	0 0	2 207

9.

MAJOR CUSTOMERS

For the three-month period ended September 30, 2006, four customers provided 92% of the Company’s net revenues. Four suppliers provided 92% the Company’s cost of goods sold for the three-month period ended September 30, 2006.

For the three-month period ended September 30, 2005, one customer provided 98% of the Company’s net revenues. One supplier provided 98% of the Company’s cost of goods sold for the nine-month period ended September 30, 2005.

For the nine-month period ended September 30, 2006, four customers provided 79% of the Company’s net revenues. Three suppliers provided 73% the Company’s cost of goods sold for the nine-month period ended September 30, 2006.

For the nine-month period ended September 30, 2005, one customer provided 94% of the Company’s net revenues. One supplier provided 93% of the Company’s cost of goods sold for the nine-month period ended September 30, 2005.

The accounts receivable balances due from the customers were $123,389 and $574,899 at September 30, 2006 and 2005, respectively. The accounts payable balances due to the suppliers were$ 32,279 and $405,946 at September 30, 2006 and 2005, respectively.  The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.

COMMITMENTS

In December 2005, the Company entered into a three-year lease for corporate office space in Portland, Oregon. Total rent expense under this lease was $42,300 for the nine-month period ended September 30, 2006. Lease commitments are as follows for the twelve-month periods ended September 30:

2007

$ 62,400

2008

$ 62,400

2009

$10,400

11.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine-month periods ended September 30, 2006 and 2005 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $6,921,165 including a net loss of $736,981 for the nine-month period ended September 30, 2006.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended

September 30, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

The merger of the Company with NetTel has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. The historical results for the nine-month period ended September 30, 2006 and 2005 include NetTel and the Company.

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

In April 2005, the Company began providing service to major suppliers and carriers.  In December 2005 the Company began renegotiating agreements with customers and suppliers to incorporate upgraded technology and payment terms. As a result of these negotiations, wholesale minute sales of $128,000 were significantly less for the three and six-month periods ended September 30, 2006 than the $769,000 for the same period in 2005. In April 2006 agreements were finalized. Wholesale minute sales were $2.6 million in the three-month period ended September 2006 compared to $7.3 million in the same period in 2005.  The Company expects a gradual increase in minute sales to an expanding number of customers.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company's net revenue for the three-month period ended September 30, 2006 was $2,607,133 compared to $7,336,403 for the same period ended September 30, 2005. Sales for both periods were telecommunications minute sales. The decrease in telecommunications revenue in 2006 as compared to 2005 is the result of a contract renegotiation with one of the Company’s major customers, which have been finalized.  Sales are expected to increase gradually to an expanding number of customers.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $340,869 for the three-month period ended September 30, 2006 compared to $1,898,839 for the same period ended September 30, 2005. Research and development expense was $252,018 for the three-month period ended September 30, 2006 compared to $1,817,925 in the same period in 2005. These costs are primarily personnel costs for engineers developing and maintaining software. The three-month period ended September 30, 2006 included a non-cash charge of $150,000 for the market value of the Company’s common stock issued for telecommunication consulting services; for the same period in 2005 included a non-cash charge of $1,632,883 for the market value of the Company’s common stock issued for telecommunication consulting services. General and administrative expense was $88,783 in the period ended September 30, 2006 as compared $80,914 for the same period ended September 30, 2005. The $7,870 increase in the three-month period ended September 30, 2006 resulted primarily from a $7,200 increase in rent expense.  Additionally there were two offsetting administrative expense transactions in the three-month period ended September 30, 2005. In the three-month period ended September 30, 2005, the administrative fees related to transacting business with one customer were $162,000 more than in the same period in 2006.  The reduction of these fees in 2006 is the result of contract negotiations and less sales activity with that customer. This administrative expense in 2005 was offset by $160,000 reversal of a provision for doubtful accounts.

Nine Months Ended September 30, 2006 Compared to Nine-Months Ended September 30, 2005

The Company's net revenue for the nine-month period ended September 30, 2006 was $3,021,570 compared to $8,108,199 for the same period ended September 30, 2005.  Revenues from telecommunication minutes for the nine-month periods ended September 30, 2006 and 2005 were $2,735,550 and $8,105,199 respectively.  Used equipment sales for the periods ended September 30, 2006 and 2005 were $286,020 and $3,000 respectively. The decrease in telecommunications revenue in 2006 as compared to 2005 is the result of a contract renegotiation with one of the Company’s major customers, which have been finalized.  Sales are expected to increase gradually to an expanding number of customers.

Operating expenses consisting primarily of research and development expense and general and administrative expense were $986,305 for the nine-month period ended September 30, 2006 compared to $2,235,045 for the same period ended September 30, 2005. Research and development expense was $707,771 for the nine-month period ended September 30, 2006 compared to $2,179,650 in the same period in 2005. These costs are primarily personnel costs for engineers developing and maintaining software. For the three-month period ended September 30, 2006, $431,900 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services upgrading telecommunications software as compared to $1,898,883 for the same period in 2005. General and administrative expense was $276,466 in the period ended September 30, 2006 as compared $55,295 for the same period ended September 30, 2005. The $221,171 increase in the nine-month period ended September 30, 2006 resulted primarily from $92,000 increase in expenses comprised of the following:  a $46,000 increase in investor relations costs, a $26,000 increase in rent expense of which $18,000 was the result of paying rent at two locations during the move process and a $20,000 increase in depreciation due to equipment acquisitions. This increase in expenses was offset by a $149,000 reduction of fees relating to transacting business with one customer for the nine-months ended September 30, 2006 compared to the same period in 2005 resulting from contract negotiations and less sales activity with that customer in 2006. Additionally, administrative expense in 2005 included $263,000 reversal of a provision for doubtful accounts which reduced net administrative expense for the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2006, the Company used $263,395 of cash in operations as compared to $591,054 of cash provided from operations for the same period in 2005. The $263,395 used in operations was primarily attributable to the net loss of $736,981 plus a $120,563 increase in prepaid minutes and a $24,443 decrease in liabilities and customer deposits off set by $431, 901 of non-cash issuance of common stock for services, $64,366 of depreciation expense and a decrease in accounts receivable of $120,125. The $591,054 cash provided from operations for the nine-month period ended September 30, 2005 is primarily attributable to the net loss of $1,477,294 and an increase of $779,847 in accounts receivable and prepaid telecommunication minutes offset by $1,898,883 of non-cash issuance of common stock for services, a $429,502 increase in accounts payable, a $499,640 increase in deposits from customers and depreciation of $44,466.

The Company used $2,236 cash for investing activities during the nine-month period ended September 30, 2006 compared to $206,626 for the same period ended September 30, 2005.

During the nine-month period ended September 30, 2006, the Company generated $225,000 from debt proceeds less $6,000 debt repayments as compared to $50,000 proceeds from debt for the same period in 2005.

The Company has incurred an accumulated deficit as of September 30, 2006 of $6,921,165. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the nine-month period ended September 30, 2006. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: November 20, 2006
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

/s/ Michael Nguyen ------------------------------ President and CFO Nettel Holdings, Inc. November 20, 2006

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

Dated: November 20, 2006

/s/ Michael Nguyen President and CFO Nettel Holdings, Inc.