Form 10KSB
period 2006-12-31
NETTEL HOLDINGS INC
filed 2007-04-16
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2006

Commission file number: 0-26307

Nettel Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4701 NE Portland Hwy, Portland, OR   97218

(Address of principal executive offices)  (Zip Code)

360-450-3048

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: $7,832,916

As of March 31, 2007, there were 44,226,048 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuers common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 15,676,290 shares of the Issuer issued and outstanding common stock. 28,549,758 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuers common stock, both of record and beneficially and affiliates thereof.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., PartI, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2006). No documents are incorporated by reference.

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

The VoipXchange.net division of the Company has partnered with major VoIP network termination partners worldwide to access their network infrastructure. This allows VoipXchange.net to provide high-quality, low-cost any-distance'' call termination to over 250 countries and territories. We operate our own, or in cooperation with other providers, a network of VoIP gateways throughout the world. These gateways are located mostly in difficult-to-reach countries or regions and provide local termination of international calls. VoipXchange.net offers this service to any international carrier, which is interested in reliable and inexpensive completion of its traffic to the VoipXchange.net's On-Net destinations.

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

Broadband Telephone – Local Phone Services – Domestic and International Market

SIPZOO is a comprehensive global Broadband Telephone service.  SIPZOO Broadband Telephone service uses a technology called Voice-over-IP to allow consumers to make and receive calls.  However, with SIPZOO a computer is not required to make or receive the calls.  The only requirement to use the service is a DSL or Cable Internet connection and an ATA (Analog Terminal Adapter).  An ATA adapter can be provided by SIPZOO. To use the service the customer plugs one end of the ATA device into a telephone and the other end into the broadband service; the customer will immediately get a regular dial tone. SIPZOO provides customers with a local U.S telephone number which includes many call options such as Call Forwarding, Caller ID, Three-way calling, Call Transfer, Call Waiting, Call Return, , Speed Dial, Anonymous Call Rejection, Hunt group, and Voicemail

Unified Messaging – FaxZoo

To Receive Faxes:  The customers receive a FaxZoo local U.S or International telephone number.  Faxes received are automatically forwarded to the customer’s personal computer as an email attachment. The customer can also forward the email to a fax machine.

Receive Voice Messages:  SIPZOO will automatically forward voice messages to the customer PC via email.  The customer can listen to them on the computer over the internet.

Web to Fax:  A web page enables registered users to fax from any browser from any location.

PC to Fax:  PC to fax acts like a printer on the customer’s PC. PC to Fax enables the customer to fax any document they can print. PC to fax also provides for real-time status reporting of each fax sent on the customer’s PC and offers additional features such as an address book and resend capabilities.

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

Employees

As of December 31, 2006, the Company had three employees working in the Portland office; two administrative and one engineer. The Company also has approximately sixty software engineers, system monitors and customer service personnel contracted through a company in Vietnam.  Additionally, the Company has contracts for consulting services with two software engineers.

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

 ITEM 2.    DESCRIPTION OF PROPERTY

In December 2005, the Company leased 16,000 square feet of office and warehouse space at 4701 NE Portland Highway, Portland, OR 97218. We believe that our office space is adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Market Information

Our shares of common stock are traded over-the-counter in what is referred to as the OTC: Bulletin Board under the symbol BSTN. As of March 31, 2006, there were 16 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and in May 2003, our shares were subject to one for fifty recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2005
First Quarter Ending March 31,	$0.29	$0.26
Second Quarter Ending June 30,	$0.21	$0.20
Third Quarter Ending September 30,	$0.25	$0.24
Period Ending December 31,	$0.18	$0.17
Fiscal Year 2006
First Quarter Ending March 31,	$0.11	$0.11
Second Quarter Ending June 30,	$0.11	$0.10
Third Quarter Ending September 30,	$0.09	$0.08
Period Ending December 31,	$0.11	$0.10
Fiscal Year 2007
First Quarter Ending March 31,	$0.74	$0.65

(B) Holders

As of March 31, 2007, there were 104 shareholders.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The Company's net revenues for the year ended December 31, 2006 were $7,832,916 compared to $9,617,319 for the year ended December 31, 2005. Revenues from telecommunication minutes and prepaid calling cards for the year ended December 31, 2006 and 2005 were $7,486,296 and $9,149,819 respectively. Used equipment sales for the year ended December 31, 2006 and 2005 were $467,500 and $1,805,854, respectively.

Gross margin was 9.0 percent of revenue for the telecommunication sales for year ended December 31, 2006 compared to 8.7 percent for the same period ended December 31, 2005. The gross margin on used equipment sales for the year ended December 31, 2006 was 50% compared to 11% for the year ended December 31, 2005. The gross margin increase in equipment sales is related primarily to one high margin sale in 2006 that is not likely to reoccur.

Operating expenses consisting primarily of research and development expense and general and administrative expense decreased $1,159,429 to $1,470,190 for the year ended December 31, 2006 compared to $2,629,619 for the same period ended December 31, 2005. Research and development expense was $1,090,332 for the year ended December 31, 2006 compared to $2,489,448 in the same period in 2005. These costs are primarily personnel and consulting costs for engineers upgrading and maintaining software. $702,400 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the year ended December 31, 2006 as compared to $1,841,883 for the year ended December 31, 2005. The $1,399,116 decrease in 2006 is primarily as a result of the extensive system upgrades in 2005 that required less maintenance and upgrading in 2006; therefore the Company used more system monitoring consultants and less of the more expensive technical software engineers. General and administrative expense was $369,904 in the period ended December 31, 2006 as compared $139,733 for the same period ended December 31, 2005. The $230,171 increase in 2006 resulted primarily from $120,000 increase in expenses comprised of the following:  a $37,000 increase in investor relations costs, a 35,000 additional allowance for doubtful accounts, a $32,000 increase in facilities expense of which $18,000 was the result of paying rent at two locations during the move process and a $16,000 increase in depreciation due to equipment acquisitions in late 2005. This increase in expenses was offset by a $167,000 reduction of fees relating to transacting business with one customer in 2006 compared to the same period in 2005 and $27,000 decrease in consulting and professional fees.  Additionally, administrative expense in 2005 included $304,000 reversal of a provision for doubtful accounts which reduced net administrative expense for 2005.

Liquidity and Capital Resources

The negative cash flow from operations for the year ended December 31, 2006 is primarily attributable to the net loss of $783,527 plus the $65,489 net increase in telecommunication prepaid minutes and the $632,189 decrease in accounts payables, accrued payroll and customer deposits, offset by a 119,008 decrease in accounts receivable and $992,939 of non-cash stock issued for services, amortization of and depreciation expense.

For the year ended December 31, 2005, the Company's primary source of cash was from the customer deposits. The positive cash flow of $466,167 was primarily from the increase in customer deposits of $452,177. The loss of $1,779,854 was offset by the non-cash stock issued for services of 1,841,183 less prepayments of $229,080.

The Company used cash in the amount of $2,236 for investing activities during the year ended December 31, 2006 compared to $206,626 for the same period ended December 31, 2005.

Cash flow provided by financing activities was $225,000 during the year ended December 31, 2006 compared to $50,000 during the same period ended December 31, 2005. The Company used $6,000 and $55,000 for debt repayment in 2006 and 2005, respectively.

The Company has incurred an accumulated deficit as of December 31, 2006 of $6,967,711. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2006 and 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

ITEM 7.    FINANCIAL STATEMENTS.

NETTEL HOLDINGS, INC

 Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006

F-2

Consolidated Statements of Operations for the years ended

  December 31, 2006 and 2005

F-3

Consolidated Statements of Stockholders' Equity for the years ended

  December 31, 2006 and 2005

F-4

Consolidated Statements of Cash Flows for the years ended

  December 31, 2006 and 2005

F-5

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nettel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nettel Holdings, Inc. as of December 31, 2006, and the related consolidated statements of operations, consolidated shareholders' Equity, and consolidated cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nettel Holdings, Inc.  as of December 31, 2006, and the results of their operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2006, the Company incurred net losses of $783,527 and has accumulated deficit of $6,967,711 as of December 31, 2006.  These factors, among others, as discussed in Note 14 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

April 10, 2007

NETTEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$131,499
Accounts receivable, net	63,152
Prepaid expenses	294,569
Total current assets	489,220

PROPERTY AND EQUIPMENT, net	98,942
TOTAL ASSETS	$588,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$135,609
Payroll liabilities	55,954
Accrued expenses	85,348
Customer Deposits	2,350
Notes payable	247,000
Total current liabilities	526,261

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized;
39,754,833 shares issued and outstanding	39,755
Additional paid-in capital	7,045,157
Less: Prepaid expense	(65,300)
Deficit accumulated	(6,967,711)
Total stockholders' equity	61,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$588,162

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net revenues	$7,832,916	$9,617,319

Cost of goods sold	7,130,755	8,764,370
Gross profit	702,161	852,949

Operating expenses:
Research and development	1,090,332	2,489,448
Sales and marketing	9,954	438
General and Administrative	369,904	139,733
Total operating expenses	1,470,190	2,629,619

Loss from Operations	(768,029)	(1,776,670)

Other Income (Expense)
Interest Expense	(15,498)	(3,184)

Net loss	$(783,527)	$(1,779,854)

Basic and diluted net loss per share*	$(0.02)	$(0.07)

Basic and diluted weighted average shares outstanding	36,254,029	27,023,110

*  Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock					Total Stockholders’ (Deficit)/Equity
	Number of Shares		Number of Shares		Paid In Capital	Prepaid Expense	Accumulated Deficit
		Amount		Amount
Balance at December 31, 2004	1,000	$10,000	23,413,166	$23,413	$4,243,415	$-	$(4,404,330)	$(127,502)
Shares issued for services	-	-	8,888,333	8,888	1,832,995	-	-	1,841,883
Shares issued for prepaid expense	-	-	1,400,000	1,400	264,600	(266,000)	-	-
Net loss for the year	-	-	-	-	-	-	(1,779,854)	(1,779,854)

Balance at December 31, 2005	1,000	$10,000	33,701,499	$33,701	6,341,010	(266,000)	(6,184,184)	(65,473)
Shares issued for services	-	-	6,053,334	6,054	704,147	-	-	710,201
Amortize shares issued for prepaid expense	-	-	-	-	-	200,700	-	200,700
Net loss for the year	-	-	-	-	-	-	(783,527)	(783,527)

Balance at December 31, 2006	1,000	$10,000	39,754,833	$39,755	$7,045,157	$(65,300)	$(6,967,711)	$61,901

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,527)	$(1,779,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,038	65,341
Common shares issued for services	710,210	1,841,883
Amortized shares issued for prepaid expense	200,700	-
(Increase) decrease in current assets:
Accounts receivables	119,008	51,061
Prepaid telecommunication minutes	(65,489)	(229,080)
Prepaid expenses	-	500
Deposits	2,200	6,000
Increase (decrease) in current liabilities:
Accounts payable	(139,619)	96,249
Accrued payroll and expense	(42,743)	(38,111)
Customer deposits and deferred revenue	(449,827)	452,177
Total Adjustments	416,469	2,246,021
Net cash provided by (used in) operating activities	(367,058)	466,167

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(2,236)	(206,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	225,000	50,000
Principal payments on debt obligations	(6,000)	(50,000)
Net cash provided by financing activities	219,000	-

NET INCREASE IN CASH & CASH EQUIVALENTS	(150,294)	259,541

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	281,793	22,252

CASH & CASH EQUIVALENTS, ENDING BALANCE	$131,499	$281,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued as a deposit	$-	$266,000

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

In October, 2003, the Company created a wholly owned subsidiary in the State of Delaware by the name of Entec Software, Inc. (“ENTEC”). There are currently no operations in ENTEC.

In October, 2005, the Company created another wholly owned subsidiary in the State of Delaware by the name of IPXC, Inc (“IPXC”). IPXC had no operations during the year ended December 31, 2006.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $96,189 for the year ended December 31, 2006.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of December 31, 2006 is $2,350.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of December 31, 2006 is $294,569 and is included in prepaid expense in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $2,068 and $0, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $1,090,332 and $2,489,448 in the years ended December 31, 2006 and 2005, respectively, for development of software products.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2006 and 2005,  the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

There were no stock based compensations in the years ended December 31, 2006 and 2005, respectively.

Segment Reporting

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon revenue by product line and services (see Note 10).

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted.  The Company does not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

3.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Nettel Holdings, Inc., (“the Company”) and its 100% wholly-owned subsidiaries NetTel Globalcommunication, Inc. (“NetTel”), Entec Software, Inc (“ENTEC”) and IPXC, Inc. (“IPXC”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

4.

PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

  2006

Office equipment

$ 224,444

Software

       6,600

Furniture and fixtures

    2,436

283,480

Less: accumulated depreciation & amortization

  (184,538)

Property & Equipment (net)

$   98,942

Depreciation expense for the years ended December 31, 2006 and 2005 was $82,038, and $65,342, respectively.

5.

PAYROLL LIABILITIES

The Company has not paid salaries to its officer and another employee and has accrued $15,300 in payroll liabilities for the past three years. $8,061 in payroll tax liabilities are payable at  December 31, 2006. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction equaling a total of $55,954 in accrued payroll liabilities.

6.

NOTES PAYABLE-CURRENT

Note Payable from an individual amounting $22,000 is due on demand since December 31, 2003. The note is unsecured and has an annual interest rate of 6% on the unpaid principal balance.

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note is due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance.

Interest expense for these notes for the years ended December 31, 2006 and 2005 is $15,498 and $3,184, respectively.

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

In January 2006, the Company issued 1,133,334 shares of Common Stock to consultants for engineering services for a combined value of $176,900.  In April 2006, the Company issued 1,000,000 shares of Common Stock to a consultant for engineering services for a combined value of $105,000.  In August 2006, the Company issued 1,500,000 shares of Common Stock to a consultant for engineering services for a combined value of $150,000; and in December 2006, the Company issued 2,420,000 shares of Common Stock to consultants for engineering and marketing services for a combined value of $278,300. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

8.

INCOME TAXES

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $6,786,000 and $5,986,000 for the years ended December 31, 2006 and 2005, respectively. The federal net operating loss carryforwards expire through 2026 and are available to offset future income tax liabilities. The state net operating loss carryforwards expire through 2016 and are available to offset future income tax liabilities.

Deferred tax assets are comprised of the following at December 31, 2006:

December 31,

2006

Allowance for doubtful accounts

$       37,000

Unpaid liabilities

      29,875

Net operating loss carryforwards

 2,542,200

 2,609,075

Valuation Allowance

(2,609,075)

Net deferred taxes

$            -

Income tax expense (benefit) for the years ended December 31, 2006 is summarized as follows:

2006
Current:
Federal	$(242,200)
State	(52,800)
Deferred taxes	6,125
Valuation allowance	288,775
Income tax expense (benefit)	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31,

December 31,

      2006

       2006

Tax expense (credit) at statutory rate-federal

(34.0%)

(34.0%)

State tax expense (credit) net of federal tax

  (4.4)

  (4.4)

Graduated federal rate

    1.5

    0.7

Valuation allowance

        36.9

        37.7

Tax expense at actual rate

            -

           -       _

9.

EMPLOYEE BENEFIT PLANS

The 2003 Employee Benefit Plan (“the Plan”) adopted by the Board of Directors on April 30, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company’s Common Stock to employees, officers, directors and consultants of the Company.  Information relating to the Plan during 2006 and 2005 is as follows:

Shares
Balance of shares available to issue or grant at December 31, 2004	144,854
Shares reserved and registered under Form S8 during 2005	-
Shares issued during 2005	-
Options granted during 2005	-
Balance of shares available to issue or grant at December 31, 2005	144,854
Shares reserved and registered under Form S8 during 2006	3,400,000
Shares issued during 2006	-
Options granted during 2006	-
Balance of shares available to issue or grant at December 31, 2006	3,544,854

On February 15, 2001, the Company adopted a 2001 Stock Option Plan (“the Option Plan”) for employees, officers, directors and consultants. Information relating to the Plan is as follows:

	Shares subject to option	Weighted Average Exercise price		Aggregate Intrinsic value
Options outstanding December 31, 2004	700	$225.00		$-
Options exercised	-	$-
Options cancelled	-	$-	$
Options issued	-	$-	$
Balance, December 31, 2005	700	$225.00		$-
Options exercised	-	$-
Options cancelled	-	$-
Options issued	-	$-
Balance, December 31, 2006	700	$225.00		$-

10.

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

The following is information for the Company’s reportable segments for the years ended December 31, 2006 and 2005:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2006 2005	$347 467	$7,486 9,150	$ 0 0	$7,833 9,617
Gross margin 2006 2005	172 53	530 800	0 0	702 853
Depreciation and amortization 2006 2005	0 0	82 65	0 0	82 65
Profit (Loss) from continuing operations before interest & tax 2006 2005	169 51	(689) (1,207)	(248) (621)	(768) (1,777)
Interest expense 2006 2005	16 3	0 0	0 0	16 3
Identifiable assets 2006 2005	0 0	455 590	133 284	588 874
Capital expenditures 2006 2005	0 0	2 207	0 0	2 207

11.

MAJOR CUSTOMERS

For the year ended December 31, 2006, two customers provided 29% of the net revenues and two suppliers provided 31% of the cost of goods sold. For the year ended December 31, 2005, one customer provided 89% of the net revenues and one supplier provided 86% of the cost of goods sold. The receivable balances due from the customers were $6,005 and $0 at December

31, 2006 and 2005, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balances due to the suppliers were $0 at December 31, 2006 and 2005.

12.

COMMITMENTS

In December 2006, the Company entered into a three year lease for office space. Total rent expense was $70,300 for the year ended December 31, 2006. Lease commitments are as follows:

2007

62,400

2008

57,200

13.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2006 and 2005 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

14.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $6,967,711 including net losses of $783,527 and $1,779,854 for the years ended December 31, 2006 and 2005, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2006, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON CCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen	36	President, Chief Financial Officer and Director

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation earned by the Company’s executive officer:

N Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other Compen Sation ($)	Total ($)

Michael Nguyen, President and Chief

Executive Officer	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2007, with respect to the number of shares beneficially owned by individuals, directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held (1)	Percentage
Michael Nguyen, President and Chairman 4701 NE Portland Hwy, Portland, Oregon 97218	10,596,290	24.0%

(1) Based upon shares 44,226,048 issued and outstanding as of March 31, 2007.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
Michael Nguyen, President 610 SW Broadway, Suite 405 Portland, Oregon 97205	24.0%	Form 5
Tran Le 536 Widgeon Lane Bloomingdale, IL 30108	11.5%	SC -13G

(1) Based upon shares 44,226,048 issued and outstanding as of March 31, 2007.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART III

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.

Description

3(i)

Articles of Incorporation (filed as an exhibit to Form 10-SB/12g on June 9, 1999)

3(i)

Articles of Incorporation, as amended, previously filed

3(ii)

By-laws (filed as an exhibit to Form 10-SB/12g on June 9, 1999)

31.1

Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

None

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

Nettel Holdings, Inc.

Date: April 16, 2007

/s/ Michael Nguyen , President

Michael Nguyen, Chief Executive Officer and Chairman

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 16, 2007

/s/ Michael Nguyen

Michael Nguyen, President, Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Nguyen

Michael Nguyen

President and Chief Financial Officer

April 16, 2007