Form 10QSB
period 2007-03-31
NETTEL HOLDINGS INC
filed 2007-05-21
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
Common Stock, $.001 par value 44,226,048 shares outstanding as of March 31, 2007.
Transitional Small Business Disclosure Format: Yes __ No X

PART I  FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$564,172
Accounts receivable, net	172,353
Prepaid telecommunication minutes	405,577
Deposits	5,000
Total current assets	1,147,102

Property And Equipment, net	82,753

Total assets	$1,229,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,780
Payroll liabilities	49,904
Accrued expenses	76,334
Customer deposits	728,329
Note payable	225,000
Total current liabilities	1,115,347

STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 44,226,048 shares issued and outstanding	44.226
Additional paid-in-capital	8.939.160
Less: Prepaid expense	(65,300)
Accumulated deficit	(8,813,578)
Total shareholders’ equity	114,508

Total liabilities and shareholders’ equity	$1,229,855

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006

Net revenues	$5,045,711	$285,449

Cost of revenues	4,786,813	217,662

Gross profit	258,898	67,787

Operating expense:
Research and development	1,378,974	259,692
Sales and marketing	46,500	3,368
General and administrative	700,695	83,207

Total operating expense	2,126,169	346,267

Operating loss	(1,867,271)	(278,480)

Other income (expense)
Gain on extinguishment of debt	28,128	-
Interest expense	(6,748)	(414)
Total other income (expense)	21,404	(414)

Net loss	$(1,845,867)	$(278,894)

Basic and diluted net loss per share * :	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	41,779,244	34,826,684

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,845,867)	$(278,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,204	21,971
Common stock issued for services	1,889,864	176,901
Gain on settlement of debt	(28,152)	-
(Increase) decrease in current assets:
Accounts Receivables	(109,201)	(37,126)
Prepaid telecommunication minutes	(111,008)	(47,972)
Deposits	(5,000)
Increase (decrease) in current liabilities:
Accounts payable	(99,829)	13,644
Accrued payroll and expenses	(302)	(16,347)
Customer deposits	725,979	2,613

Net cash provided by (used in) operating activities	434,688	(164,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,015)	(2,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	50,000
Principal payments on debt obligations	-	(50,000)

Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	432,673	(166,446)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	131,499	281,793

CASH AND CASH EQUIVALENTS, END OF PERIOD	$564,172	115,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to extinguish debt	$8,610	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NETTEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

In October, 2005, the Company created another wholly owned subsidiary in the State of Delaware by the name of IPXC, Inc (“IPXC”). IPXC began operations in January 2007.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $127,813 for the three-month period ended March 31, 2007.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of March 31, 2007 is $728,329.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of March 31, 2007 is $405,577 and is included in prepaid expense in the accompanying financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $1,378,974 and $259,692 in the three-month periods ended March 31, 2007 and 2006, respectively.

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

Segment Reporting

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon revenue by product line and services.

Recent Pronouncements

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

NOTES PAYABLE

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note is due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance.

Interest expense for the note for the three-month periods ended March 31, 2007 and 2006 is $6,658 and $0, respectively.

In January 2007, the Company issued 41,000 shares of Common Stock with a value of $8,610 (see Note 5) to repay a note payable of $22,000 and the accrued interest payable of $14,762.  A $28,152 gain on extinguishment of debt was recorded for the three-month period ended March 31, 2007.

5.

STOCKHOLDERS' EQUITY

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

In January 2007, the Company issued 1,548,000 shares of Common Stock to consultants for services for a combined value of $169,830 and 41,000 shares of Common Stock with a value of $8,610 to repay a note payable and related interest payable, see Note 4. In February 2007, the Company issued 1,027,500 shares of Common Stock to consultants for services for a combined value of $655,150. In March 2007, the Company issued 1,854,715 shares of Common Stock to consultants for services for a combined value of $1,064,885.The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

6.

SEGMENTS

The Company has two reportable segments consisting of (1) Equipment Sales and (2) Telecommunications long distance and prepaid calling card minutes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  Unallocated assets and loss from continuing operations are primarily related to software development in the ENTEC and IPXC subsidiaries.

The following is information for the Company’s reportable segments for the three-month periods ended March 31, 2007 and 2006:

	Equipment Segment	Telecommunications Segment	Unallocated	Total
(in thousands)
Revenue 2007 2006	$ 0 215	$5,046 71	$ 0 0	$5,046 285
Gross margin 2007 2006	0 71	259 (3)	0 0	259 68
Depreciation and amortization 2007 2006	0 0	18 23	0 0	18 23
Loss from continuing operations before interest & tax 2007 2006	0 71	(812) (238)	(1,055) (112)	(1,867) (279)
Interest expense 2007 2006	0 0	0 0	0 0	7 0
Identifiable assets 2007 2006	0 208	620 446	610 118	1,230 772
Capital expenditures 2007 2006	0 0	2 2	0 0	2 2

7.

MAJOR CUSTOMERS

For the three-month period ended March 31, 2007, four customers provided 73% of the net revenues and four suppliers provided 73% of the cost of goods sold.

For the three-month period ended March 31, 2006, two customers provided 97% of the Company’s net revenues. Three suppliers provided 70% the Company’s cost of goods sold for the three-month period ended March 31, 2006.

The receivable balances due from the customers were $111,341 and $211,405 at March 31, 2007 and 2006, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balance due to the suppliers was $0 at March 31, 2007 and 2006.

8.

COMMITMENTS

In March 2006, the Company entered into a three year lease for office space. Total rent expense was $15,600 for the three-month period ended March 31, 2007. Lease commitments are as follows:

2007

62,400

2008

41,600

9.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $8,813,578 including net losses of $1,845,867 and $278,894 for the three-month periods ended March 31, 2007 and 2006, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the three-month period ended March 31, 2007, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

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

In April 2005, the Company began providing service to major suppliers and carriers.  In December 2005 the Company began renegotiating agreements with customers and suppliers to incorporate upgraded technology and payment terms. As a result of these negotiations, wholesale minute sales were significantly less for the three-month period ended March 31, 2006 than for the same period in 2005. In April 2006 agreements were finalized. The Company expects a gradual increase in minute sales to an expanding number of customers.

The Company is currently pursuing four businesses areas:

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

Global Clearinghouse for commodities

Tougi Global Clearinghouse (“Tougi”) is currently being developed by IPXC, Inc., a wholly owned subsidiary of Nettel, and will provides a real-time, safe, secure, and automated web-based platform for buyers and manufacturers to conduct business. Tougi will act as a middleman, protecting and assuring the buyer of receiving commodities as ordered. In turn, Tougi will protect the manufacturer by ensuring the payment is available to him immediately for the amount of products sold. Manufacturers will receive a daily settlement statement showing the number of products sold.

Tougi will handle all financial settlements, billing and administration, allowing manufacturers to save on time, staff and administration costs. Manufacturers can work with many buyers without having to develop and maintain various bilateral relationships. Buyers will now have access to the best rates on products without having to negotiate a contract separately with each manufacturer.

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

Results of Operations

Three-Month Period Ended March 31, 2007 Compared to Three-Month Period Ended March 31, 2006

The Company's net revenue for the three-month period ended March 31, 2007 was $5,045,711 compared to $285,449 for the same period ended March 31, 2006. Revenues from telecommunication minutes for the three-month period ended March 31, 2007 was $5,045,711 compared $70,505 for the same period ended March 31, 2006. Used equipment sales for the three-month period ended March 31, 2006 was $214,914.

Gross margin was 5.3 percent of revenue for the telecommunication sales for the three-month period ended March 31, 2007 compared to 10.9 percent for the same period ended March 31, 2006. The 10.9% gross margin on $70,505 in revenues for the three-month period ended march 31, 2006 was for a very limited market during the contract renegotiations in the first quarter of 2006.

Operating expenses consisting were $2,126,169 for the three-month period ended March 31, 2007 compared to $346,267 for the same period ended March 31, 2006. Research and development expense was $1,378,974 for the three-month period ended March 31, 2007 compared to $259,692 in the same period in 2006. These costs are primarily personnel costs for engineers developing and maintaining software. The three-month period ended March 31, 2007 included a non-cash charge of $1,258,650 for the market value of the Company’s common stock issued for telecommunication consulting services. For the period ended March 31, 2007, sales and marketing expense were $46,500 which was a non-cash charge for the market value of the Company’s common stock issued for consulting services relating to market research as compared to $3,368 for the same period in 2006. General and administrative expense was $700,695 in the period ended March 31, 2007 as compared $83,207 for the same period ended March 31, 2006. The $617,488 increase in the three-month period ended March 31, 2007 resulted primarily from a $584,715 non-cash charge for the market value of the Company’s common stock issued for consulting services relating to investor relations and research as compared to expenses of $22,868 for the same period in 2006. Additionally, administrative expenses increase for the three-month period ended March 31, 2007 for the following: $31,000 for provision for doubtful accounts, $11,000 for professionally fees, $5,000 for communications expense, $3,000 for salaries and wages and $3,000 for travel expense.

The Company also issues common stock with a market value of $8,610 to payoff a note payable of $22,000 and related accrued interest of $14,762 resulting in other income of $28,152 for the three-month period ended March 31, 2007.

Liquidity and Capital Resources

For the three-month period ended March 31, 2007 the Company provided $434,688 of cash from operations as compared to $164,210 of cash used for operations for the same period in 2006. The $434,688 provided from operations for the three-month period ended March 31, 2007 was primarily attributable to the net loss of $1,845,867 off set by $1,889,864 of the Company’s common stock issued for services and a $725,979 increase in customer deposits offset by $225,000 increase in current assets and a $115,000 decrease in accounts payable and accrued expenses. The $164,210 used for operations for the three-month period ended March 31, 2006 was primarily attributable to the net loss of $278,894 off set by $176,901 of non-cash issuance of common stock for services, $23,000 of depreciation expense and an increase in accounts receivable and prepaid of $85,000.

The Company used $2,015 cash for investing activities during the three-month period ended March 31, 2007 compared to $2,236 for the same period ended March 31, 2006.

During the three-month period ended March 31, 2006, the Company generated $50,000 from borrowings, but repaid the same amount during the period.

The Company has incurred an accumulated deficit as of March 31, 2007 of $8,813,578. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the three-month period ended March 31, 2007. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

Nettel Holdings, Inc.

By: /s/ Michael Nguyen
Chief Executive Officer and Chief Financial Officer
Dated: May 21, 2007
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

President and Chief Financial Officer

Nettel Holdings, Inc.

May 21, 2007

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

Dated: May 21, 2007

/s/ Michael Nguyen

President and Chief Financial Officer

Nettel Holdings, Inc.