Form 10QSB
period 2007-06-30
NETTEL HOLDINGS INC
filed 2007-08-17
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Nettel Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12655 SW Center Street, Beaverton, Oregon	97005
(Address of principal executive offices)	(Zip Code)

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
Common Stock, $.001 par value 49,877,119 shares outstanding as of June 30, 2007.
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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheet as of June 30, 2007
Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006
Unaudited Notes to Consolidated Financial Statements

NETTEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$363,623
Accounts receivable, net	27,142
Prepaid telecommunication minutes	850,144
Total current assets	1,240,909

Property And Equipment, net	64,648
Deposits	6,804

Total assets	$1,312,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,780
Payroll liabilities	55,070
Accrued expenses	78,066
Customer deposits	733,785
Note payable	225,000
Total current liabilities	1,132,701

STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 49,877,119 shares issued and outstanding	49,877
Additional paid-in-capital	12,139,250
Shares issued for Security Deposit on Equipment	(1,313,000)
Shares issued for future purchases	(65,300)
Accumulated deficit	(10,641,167)
Total shareholders’ equity	179,660

Total liabilities and shareholders’ equity	$1,312,361

The accompanying notes are an integral part of these unaudited consolidated financial statements

 NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2007	2006	2007	2006

Net revenues	$5,767,080	$128,988	$10,812,791	$414,437

Cost of revenues	5,444,126	60,745	10,230,939	278,407

Gross profit	322,954	68,243	581,852	136,030

Operating expense:
Research and development	1,426,143	196,061	2,805,117	455,753
Sales and marketing	20,400	2,000	66,900	2,000
General and administrative	697,269	101,108	1,397,964	187,683

Total operating expense	2,143,812	299,169	4,269,981	645,436

Operating loss	(1,820,858)	(230,926)	(3,688,129	(509,406)

Other income (expense)
Gain on extinguishment of debt	-	-	28,152	-
Interest expense	(6,731)	(1,968)	(13,479	(2,382)

Total other income (expense)	(6,731)	(1,968)	14,673	(2,382)

Net loss	$(1,827,589)	$(232,894)	$(3,673,456)	$(511,788)

Basic and diluted net loss per share*	$(0.04)	$(0.01)	$(0.08)	$(0.01)

Basic and diluted weighted average shares outstanding	47,992,060	35,808,019	44,902,814	35,320,062

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,673,456)	$(511,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,309	45,453
Common stock issued for services	3,782,605	281,901
Gain on settlement of debt	(28,152)	-
(Increase) decrease in current assets:
Accounts Receivables	36,010)	153,037
Prepaid telecommunication minutes	(555,575)	(198,496)
Deposits	(6,804)	2,200
Increase (decrease) in current liabilities:
Accounts payable	(94,829)	2,527
Accrued payroll and expenses	6,596	(16,095)
Customer deposits	731,435	(41,844)

Net cash provided by (used in) operating activities	234,139	(283,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,015)	(2,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	225,000
Principal payments on debt obligations	-	(2,000)

Net cash provided by financing activities	-	223,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232,124	(62,341)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	131,499	281,793

CASH AND CASH EQUIVALENTS, END OF PERIOD	$363,623	219,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to extinguish debt	$8,610	$-
Common shares issued as a deposit on equipment purchases	$1,313,000	$-

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $133,629 for the six-month period ended June 30, 2007.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as Customer deposits (deferred revenue). Customer deposits as of June 30, 2007 is $733,785.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Payments to vendors for wholesale telecommunication minutes made prior to the deliver of service to customers are recorded as a prepaid. The prepaid balance as of June 30, 2007 is $850,144 and is included in prepaid expense in the accompanying financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $2,805,117 and $455,753 in the six-month periods ended June 30, 2007 and 2006, respectively.

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

4.

NOTES PAYABLE

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note was due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance. The Company is in process of renewing the terms.

Total interest expense for the six-month periods ended June 30, 2007 and 2006 was $13,479 and $2,382, respectively.

In January 2007, the Company issued 41,000 shares of Common Stock with a value of $8,610 (see Note 5) to repay a note payable of $22,000 and the accrued interest payable of $14,762.  A $28,152 gain on extinguishment of debt was recorded for the six-month period ended June 30, 2007.

5.

STOCKHOLDERS' EQUITY

In January 2007, the Company issued 1,548,000 shares of Common Stock to consultants for services for a combined value of $169,830 and 41,000 shares of Common Stock with a value of $8,610 to repay a note payable and related interest payable, see Note 4. In February 2007, the Company issued 1,027,500 shares of Common Stock to consultants for services for a combined value of $655,150. In March 2007, the Company issued 1,854,715 shares of Common Stock to consultants for services for a combined value of $1,064,885.

In April 2007, the Company issued 2,427,000 shares of Common Stock to consultants for services for a combined value of $1,428,570 and 1,300,000 shares of Common Stock with a combined value of $793,000 as a deposit for the purchase of computer equipment. In May 2007, the Company issued 319,071 shares of Common Stock to consultants for services for a combined value of $161,571. In June 2007, the Company issued 605,000 shares of Common Stock to consultants for services for a combined value of $ $302,600 and 1,000,000 shares of Common Stock with a value of $520,000 as a deposit on the purchase of computer and other equipment. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

The 2,300,000 shares of Common Stock issued on April 16, 2007 and June 5, 2007, is a security deposit on the purchase of equipment with the vendor while the vendor sources and assembles the computer systems.  When the Company has made full payment for all installed equipment, the security deposit will be returned to the Company.  The $1,313,000 value of the shares is recorded as contra equity on the balance sheet.

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

The following is information for the Company’s reportable segments for the three-month periods ended June 30, 2007 and 2006:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2007 2006	$ 0 71	$5,767 58	$ 0 0	$5,767 129
Gross margin 2007 2006	0 71	323 (3)	0 0	323 68
Depreciation and amortization 2007 2006	0 0	18 22	0 0	18 22
Loss from continuing operations before interest & tax 2007 2006	0 71	(1,154) (189)	(667) (113)	(1,821) (231)
Interest expense 2007 2006	0 0	0 0	7 2	7 2
Identifiable assets 2007 2006	0 0	940 590	372 222	1,312 812
Capital expenditures 2007 2006	0 0	0 0	0 0	0 0

The following is information for the Company’s reportable segments for the six-month periods ended June 30, 2007 and 2006:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2007 2006	$ 0 286	$10,813 128	$ 0 0	$10,813 414
Gross margin 2007 2006	0 142	582 (6)	0 0	582 136

Depreciation and amortization 2007 2006	0 0	36 45	0 0	36 45
Loss from continuing operations before interest & tax 2007 2006	0 135	(2,358) (425)	(1,330) (219)	(3,688) (509)
Interest expense 2007 2006	0 0	13 2	13 2	13 2
Identifiable assets 2007 2006	0 0	940 590	372 222	1,312 812
Capital expenditures 2007 2006	0 0	2 2	0 0	2 2

7.

MAJOR CUSTOMERS

For the three-month period ended June 30, 2007, five customers provided 91% of the net revenues and five suppliers provided 90% of the cost of goods sold.

For the three-month period ended June 30, 2006, two customers provided 96% of the Company’s net revenues. Two suppliers provided 100% the Company’s cost of goods sold for the six-month period ended June 30, 2006.

For the six-month period ended June 30, 2007, five customers provided 71% of the net revenues and four suppliers provided 60% of the cost of goods sold.

For the six-month period ended June 30, 2006, two customers provided 97% of the Company’s net revenues. Three suppliers provided 74% the Company’s cost of goods sold for the three-month period ended June 30, 2006

The receivable balances due from the major customers were $15,276 at June 30, 2007,. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balance due to the major suppliers was $0 at June 30, 2007.

8.

COMMITMENTS

In June 2006, the Company entered into a three year lease for office and warehouse space in Portland, Oregon. In May 2007, the Company entered into a two year lease for office space in Beaverton, Oregon and negotiated a termination of the Portland lease for a one-time fee of $25,000 which in included in the total rent expense of $47,965 for the six-month period ended June 30, 2007. Lease commitments are as follows:

As of December 31,

2007

10,824

2008

21,648

2009

  9,020

9.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $10,641,167 including net losses of $3,673,456 and $511,788 for the six-month periods ended June 30, 2007 and 2006, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the six-month period ended June 30, 2007, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

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

Global Clearinghouse for commodities

Tougi Global Clearinghouse (“Tougi”) is currently being developed by IPXC, Inc., a wholly owned subsidiary of Nettel, and will provide a real-time, safe, secure, and automated web-based platform for buyers and manufacturers to conduct business. Tougi will act as a middleman, protecting and assuring the buyer of receiving commodities as ordered. In turn, Tougi will protect the manufacturer by ensuring the payment is available to him immediately for the amount of products sold. Manufacturers will receive a daily settlement statement showing the number of products sold.

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

Results of Operations

Three-Month Period Ended June 30, 2007 Compared to Three-Month Period Ended June 30, 2006

The Company's net revenue for the three-month period ended June 30, 2007 was $5,767,080compared to $128,988 for the same period ended June 30, 2006. Revenues from telecommunication minutes for the three-month period ended June 30, 2007 was $5,767,080 compared $57,912 for the same period ended June 30, 2006. Used equipment sales for the three-month period ended June 30, 2006 was $71,076.

Gross margin was 5.8 percent of revenue for the telecommunication sales for the three-month period ended June 30, 2007 compared to a negative 4.9 percent for the same period ended June 30, 2006. The negative gross margin for the three-months ended June 30, 2006 was primarily related to minimum charges relative to the low sales.

Operating expenses consisting were $2,143,812 for the three-month period ended June 30, 2007 compared to $299,169 for the same period ended June 30, 2006. Research and development expense was $1,426,143 for the three-month period ended June 30, 2007 compared to $196,061 in the same period in 2006. These costs are primarily personnel costs for engineers developing and maintaining software. The three-month period ended June 30, 2007 included a non-cash charge of $1,892,741 for the fair market value of the Company’s common stock issued for telecommunication consulting services.  The non-cash charge for the fair market value of the Company’s common stock issued for services was $105,000 for the same period in 2006.

Sales and marketing expense for the three-month period ended June 30, 2007 was $20,400 as compared to $2,000 for the same period in 2006. The increase was related to the expansion of the customer service center.

General and administrative expense was $697,269 in the period ended June 30, 2007 as compared $101,108 for the same period ended June 30, 2006. The $596,161 increase for the three-month period ended June 30, 2007 resulted primarily from a $572,000 non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to investor relations and research compared to a cash expense of $25,000 for the same period in 2006. Additionally, administrative expenses increased for the three-month period ended June 3, 2007 for the following: $6,000 for provision for doubtful accounts, $25,000 for licenses and fees, $9,000 for communications and information technology expense, $9,000 for rent and facilities expense and $6,000 for travel expense.  The increase in the rent expense was related to a one-time payment of $25,000 to cancel the remaining two years on the office lease so the Company could move its headquarters to offices better suited to the operations and to reduce the monthly rent expense for the remaining two years by over $3,000 per month.

Six-Month Period Ended June 30, 2007 Compared to Six-Month Period Ended June 30, 2006

The Company's net revenue for the six-month period ended June 30, 2007 was $10,812,791 compared to $414,437 for the same period ended June 30, 2006. Revenues from telecommunication minutes for the six-month period ended June 30, 2007 was $10,812,791 compared to $128,417 for the same period ended June 30, 2006. Used equipment sales for the six-month period ended June 30, 2006 was $286,020.

Gross margin was 5.6 percent of revenue for the telecommunication sales for the six-month period ended June 30, 2007 compared to a negative 4.4 percent for the same period ended June 30, 2006. The 49% gross margin on $286,020 of equipment revenues for the six-month period ended June 30, 2006 was related primarily to one high margin sale in 2006 that is not likely to reoccur.

Operating expenses consisting were $4,269,981 for the six-month period ended June 30, 2007 compared to $645,436 for the same period ended June 30, 2006. Research and development expense was $2,805,117 for the six-month period ended June 30, 2007 compared to $455,753 in the same period in 2006. These costs are primarily personnel costs for engineers developing and maintaining software. The six-month period ended June 30, 2007 included a non-cash charge of $3,782,605 for the fair market value of the Company’s common stock issued for telecommunication consulting services.  The non-cash charge for the fair market value of the Company’s common stock issued for services was $281,900 for the same period in 2006. In 2007 the Company has been focusing on upgrading the systems and improving the online access to facilitate the expansion of the customer base.

Sales and marketing expense for the year to date period ended June 30, 2007 was $66,900 as compared to $2,000 for the same period in 2006. $46,500 was a non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to market research and $20,000 was related to the expansion of the customer service center.

General and administrative expense was $1,397,964 in the period ended June 30, 2007 as compared $187,683 for the same period ended June 30, 2006. The $1,210,281 increase for the six-month period ended June 30, 2007 resulted primarily from a $1,156,715 non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to investor relations and research compared to a cash expense of $48,000 for the same period in 2006. Additionally, administrative expenses increased for the six-month period ended June 3, 2007 for the following: $37,000 for provision for doubtful accounts, $21,000 for licenses and fees, $14,000 for communications and information technology expense, $9,000 for rent and facilities expense, $9,000 for travel expense and 4,000 for salaries and wages.

The Company also issued common stock with a market value of $8,610 to payoff a note payable of $22,000 and related accrued interest of $14,762 resulting in other income of $28,152 for the six-month period ended June 30, 2007.

Liquidity and Capital Resources

For the six-month period ended June 30, 2007 the Company provided $234,139 of cash from operations as compared to $283,105 of cash used for operations for the same period in 2006. The $234,139 provided from operations for the six-month period ended June 30, 2007 was primarily attributable to the net loss of $3,673,456 plus an $555,575 increase in prepaid minutes and a $94,829 decrease in accounts payable off set by $3,782,605 of the Company’s Common Stock issued for services and a $731,435 increase in customer deposits. The $283,105 used for operations for the six-month period ended June 30, 2006 was primarily attributable to the net loss of $511,788 off set by $281,901 of the Company’s Common Stock issued for services.

The Company used $2,015 cash for investing activities during the six-month period ended June 30, 2007 compared to $2,236 for the same period ended June 30, 2006.

During the six-month period ended June 30, 2006, the Company generated $225,000 from borrowings.

The Company has incurred an accumulated deficit as of June 30, 2007 of $10,641,167.  As shown in the accompanying consolidated financial statements, the Company has incurred losses in the six-month period ended June 30, 2007. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: August 17, 2007
Beaverton, Oregon

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

August 17, 2007

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

Dated: August 17. 2007

/s/ Michael Nguyen

President and Chief Financial Officer

Nettel Holdings, Inc.