Form 10QSB
period 2007-09-30
NETTEL HOLDINGS INC
filed 2007-11-19
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

360-369-6367
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
Common Stock, $.001 par value 51,547,119 shares outstanding as of September 30, 2007.
Transitional Small Business Disclosure Format: Yes __ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Security
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheet as of September 30, 2007
Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006
Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006
Notes to Unaudited Consolidated Financial Statements

NETTEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$212,452
Accounts receivable, net	47,337
Prepaid telecommunication minutes	728,137
Deposit on equipment	19,352
Total current assets	1,007,278

Property And Equipment, net	185,610
Deposits	6,804

Total assets	$1,199,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,474
Payroll liabilities	60,138
Accrued expenses	76,242
Customer deposits	558,076
Note payable	165,000
Total current liabilities	937,930

STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 51,547,119 shares issued and outstanding	51,547
Additional paid-in-capital	12,788,880
Shares issued for Security Deposit on Equipment	(1,313,000)
Shares issued for future purchases	(65,300)
Accumulated deficit	(11,210,365)
Total shareholders’ equity	261,762

Total liabilities and shareholders’ equity	$1,199,692

The accompanying notes are an integral part of these unaudited consolidated financial statements

 NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

Net revenues	$5,314,533	$2,607,133	$16,127,321	$3,021,570

Cost of revenues	5,078,972	2,485,479	15,309,911	2,763,886

Gross profit	235,561	121,654	817,413	257,684

Operating expense:
Research and development	192,473	252,018	2,997,590	707,771
Sales and marketing	-	68	66,900	2,068
General and administrative	606,210	88,783	2,004,174	276,466

Total operating expense	798,683	340,869	5,068,664	986,305

Operating loss	(563,122)	(219,215)	(4,251,251)	(728,621)

Other income (expense)
Gain on extinguishment of debt	-	-	28,152	-
Interest expense	(6,076)	(5,978)	(19,555)	(8,360)

Total other income (expense)	(6,076)	(5,978)	8,597	(8,360)

Net loss	$569,198)	$(225,193)	$(4,242,654)	$(736,981)

Basic and diluted net loss per share*	$(0.01)	$(0.01)	$(0.09)	$(0.02)

Basic and diluted weighted average shares outstanding	50,349,076	36,698,963	46,738,184	35,678,667

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,242,654)	$(736,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,863	64,366
Common stock issued for services	4,433,905	431,901
Gain on settlement of debt	(28,152)	-
(Increase) decrease in current assets:
Accounts Receivables	15,815	120,125
Prepaid telecommunication minutes	(433,568)	(120,563)
Deposits	(26,156)	2,200
Increase (decrease) in current liabilities:
Accounts payable	(57,135)	(5,665)
Accrued payroll and expenses	9,840	(9,883)
Customer deposits	555,726	(8,892)

Net cash provided by (used in) operating activities	281,484	(263,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(140,531)	(2,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	225,000
Principal payments on debt obligations	(60,000)	(6,000)

Net cash provided by (used in) financing activities	(60,000)	219,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,953	(46,628)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	131,499	281,793

CASH AND CASH EQUIVALENTS, END OF PERIOD	$212,452	235,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to extinguish debt	$8,610	$-
Common shares issued as a deposit on equipment purchases	$1,313,000	$-

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $147,543 for the nine-month period ended September 30, 2007.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as Customer deposits (deferred revenue). Customer deposits as of September 30, 2007 are $558,076.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period. Payments to vendors for wholesale telecommunication minutes made prior to the deliver of service to customers are recorded as a prepaid. The prepaid balance as of September 30, 2007 is $728,137 and is included in prepaid expense in the accompanying financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $2,997,590 and $707,771 in the nine-month periods ended September 30, 2007 and 2006, respectively.

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

4.

NOTES PAYABLE

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note was due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance. The Company repaid $60,000 on the principal balance in August 2007 and is in process of renewing the terms.

Interest expense for the note for the nine-month periods ended September 30, 2007 and 2006 is $19,465 and $7,919, respectively.

In January 2007, the Company issued 41,000 shares of Common Stock with a value of $8,610 (see Note 5) to repay a note payable of $22,000 and the accrued interest payable of $14,762.  A $28,152 gain on settlement of debt was recorded for the nine-month period ended September 30, 2007.

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

In April 2007, the Company issued 2,427,000 shares of Common Stock to consultants for services for a combined value of $1,428,570 and 1,300,000 shares of Common Stock with a combined value of $793,000 as a deposit for the purchase of computer equipment. In May 2007, the Company issued 319,071 shares of Common Stock to consultants for services for a combined value of $161,571. In June 2007, the Company issued 605,000 shares of Common Stock to consultants for services for a combined value of $ $302,600 and 1,000,000 shares of Common Stock with a value of $520,000 as a deposit on the purchase of computer and other equipment. In September 2007, the Company issued 1,670,000 shares of Common Stock to consultants for services for a combined value of $651,300. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

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

The following is information for the Company’s reportable segments for the three-month periods ended September 30, 2007 and 2006:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2007 2006	$ 0 0	$5,315 2,607	$ 0 0	$5,315 2,607
Gross margin 2007 2006	0 0	236 122	0 0	236 122
Depreciation and amortization 2007 2006	0 0	17 19	0 0	17 19
Income (loss) from continuing operations before interest & tax 2007 2006	0 0	12 (111)	(575) (88)	(563) (199)
Interest expense 2007 2006	0 0	0 0	6 6	6 6
Identifiable assets 2007 2006	0 0	703 607	497 176	1,200 783
Capital expenditures 2007 2006	0 0	139 0	0 0	139 0

The following is information for the Company’s reportable segments for the nine-month periods ended September 30, 2007 and 2006:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2007 2006	$ 0 286	$16,127 2,736	$ 0 0	$16,127 3,022
Gross margin 2007 2006	0 142	817 116	0 0	817 258
Depreciation and amortization 2007 2006	0 0	54 64	0 0	54 64
Loss from continuing operations before interest & tax 2007 2006	0 138	(2,346) (542)	(1,905) (305)	(4,251) (709)
Interest expense 2007 2006	0 0	0 0	20 8	20 8
Identifiable assets 2007 2006	0 0	703 607	497 176	1,200 783
Capital expenditures 2007 2006	0 0	141 2	0 0	2 2

7.

MAJOR CUSTOMERS

For the three-month period ended September 30, 2007, four customers provided 84% of the net revenues and four suppliers provided 83% of the cost of goods sold.

For the three-month period ended September 30, 2006, four customers provided 92% of the Company’s net revenues and four suppliers provided 92% the Company’s cost of goods sold.

For the nine-month period ended September 30, 2007, four customers provided 68% of the net revenues and four suppliers provided 68% of the cost of goods sold.

For the nine-month period ended September 30, 2006, four customers provided 79% of the Company’s net revenues and three suppliers provided 73% the Company’s cost of goods sold.

The receivable balance due from the major customers was $32,096 at September 30, 2007. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balance due to the major suppliers was $18,231 at September 30, 2007.

8.

COMMITMENTS

In September 2007, the Company placed an ordered for $60,000 telecommunication computer equipment to be delivered in 2007 and made a $19,352 prepayment to the vendor.  This payment is included in deposit on equipment in the accompanying financial statements.

In June 2006, the Company entered into a three year lease for office and warehouse space in Portland, Oregon. In May 2007, the Company entered into a two year lease for office space in Beaverton, Oregon and negotiated a termination of the Portland lease for a one-time fee of $25,000 which in included in the total rent expense of $53,879 for the nine-month period ended September 30, 2007. Lease commitments are as follows:

As of December 31,

2007

$  5,412

5008

21,648

2009

9,020

9.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $11,210,365 including net losses of $4,242,654 and $736,981 for the nine-month periods ended September 30, 2007 and 2006, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the nine-month period ended September 30, 2007, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

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

Results of Operations

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006

The Company's net revenue for the three-month period ended September 30, 2007 was $5,314,533 compared to $2,607,133 for the same period ended September 30, 2006. All revenues related to telecommunication activities.

Gross margin was 4.4 percent of revenue for the telecommunication sales for the three-month period ended September 30, 2007 compared to a 4.7 percent for the same period ended September 30, 2006

Operating expenses were $798,683 for the three-month period ended September 30, 2007 compared to $340,869 for the same period ended September 30, 2006. Research and development expense was $192,473 for the three-month period ended September 30, 2007 compared to $252,018 in the same period in 2006. These costs are primarily personnel costs for engineers developing and maintaining software. The three-month period ended September 30, 2007 included a non-cash charge of $117,000 for the fair market value of the Company’s common stock issued for telecommunication consulting services.  The non-cash charge for the fair market value of the Company’s common stock issued for services was $150,000 for the same period in 2006.

General and administrative expense was $606,210 in the period ended September 30, 2007 as compared $88,783 for the same period ended September 30, 2006. The $517,427 increase for the three-month period ended September 30, 2007 resulted primarily from a $534,000 non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to investor relations and research. Additionally, administrative expenses decreased for the three-month period ended September 30, 2007 by $6,000 for provision for doubtful accounts, and $10,000 for rent expense resulting from the one-time payment of $25,000 to cancel the remaining two years on the previous office lease in may 2007.

Nine-Month Period Ended September 30, 2007 Compared to Nine-Month Period Ended September 30, 2006

The Company's net revenue for the nine-month period ended September 30, 2007 was $16,127,321 compared to $3,021,570 for the same period ended September 30, 2006. Revenues from telecommunication minutes for the nine-month period ended September 30, 2007 was $16,127,321 compared to $2,735,550 for the same period ended September 30, 2006. Used equipment sales for the nine-month period ended September 30, 2006 was $286,020.

Gross margin was 4.4 percent of revenue for the telecommunication sales for the nine-month period ended September 30, 2007 compared to 5.1 percent for the same period ended September 30, 2006. The higher gross margin percent in 2006 resulted from a few higher margin contracts compared to the higher volume sales in 2007.  The 49% gross margin on $286,020 of equipment revenues for the nine-month period ended September 30, 2006 was related primarily to one high margin sale in 2006 that is not likely to reoccur.

Operating expenses consisting were $5,068,664 for the nine-month period ended September 30, 2007 compared to $986,305 for the same period ended September 30, 2006. Research and development expense was $2,997,590 for the nine-month period ended September 30, 2007 compared to $707,771 in the same period in 2006. These costs are primarily personnel costs for engineers developing and maintaining software. The nine-month period ended September 30, 2007 included a non-cash charge of $2,696,391 for the fair market value of the Company’s common stock issued for telecommunication consulting services compared to $431,900 for the same period in 2006. In 2007 the Company has been focusing on upgrading the systems and improving the online access to facilitate the expansion of the customer base.

Sales and marketing expense for the year to date period ended September 30, 2007 was $66,900 as compared to $2,068 for the same period in 2006. $46,500 was a non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to market research and $20,000 was related to the expansion of the customer service center.

General and administrative expense was $2,004,174 in the period ended September 30, 2007 as compared $276,466 for the same period ended September 30, 2006. The $1,727,708 increase for the nine-month period ended September 30, 2007 resulted primarily from a $1,691,015 non-cash charge for the fair market value of the Company’s common stock issued for consulting services relating to investor relations and research compared to a cash expense of $48,000 for the same period in 2006. Additionally, administrative expenses increased for the nine-month period ended June 3, 2007 for the following: $30,000 for provision for doubtful accounts, $24,000 for licenses and fees, $8,000 for communications and information technology expense, $9,000 for travel expense and 3,000 for salaries and wages offset by a decrease of $3,000 for rent and facilities and $10,000 in depreciation expense.

The Company also issued common stock with a market value of $8,610 to payoff a note payable of $22,000 and related accrued interest of $14,762 resulting in other income of $28,152 for the nine-month period ended September 30, 2007.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2007 the Company provided $281,484 of cash from operations as compared to $263,392 of cash used for operations for the same period in 2006. The $281,484 provided from operations for the nine-month period ended September 30, 2007 was primarily attributable to the net loss of $4,242,654 plus an $433,568 increase in prepaid minutes and 26,156 increase in deposits, off set by $4,433,905 of the Company’s Common Stock issued for services and a $555,726 increase in customer deposits. The $263,392 used for operations for the nine-month period ended September 30, 2006 was primarily attributable to the net loss of $736,981 off set by $431,901 of the Company’s Common Stock issued for services.

The Company used $140,531 cash for investing activities during the nine-month period ended September 30, 2007 compared to $2,236 for the same period ended September 30, 2006. Additionally the Company has committed to purchasing $60,000 more equipment in 2007.

During the nine-month period ended September 30, 2006, the Company generated $225,000 from borrowings and repaid $60,000 of the borrowings in September 2007.

The Company has incurred an accumulated deficit as of September 30, 2007 of $11,210,365.  As shown in the accompanying consolidated financial statements, the Company has incurred losses in the nine-month period ended September 30, 2007. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: November 19, 2007
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

November 19, 2007

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

Dated: November 19, 2007

/s/ Michael Nguyen

President and Chief Financial Officer

Nettel Holdings, Inc.