Form 10KSB
period 2007-12-31
NETTEL HOLDINGS INC
filed 2008-05-14
CIK 1084883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2007

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

Common Stock, Par Value $.01

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: $21,505,122.

As of March 31, 2008, there were 53,679,833 shares of the issuer's common stock issued and outstanding. There is only a limited trading market in the shares of the issuers common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 13,576,290 shares of the Issuer issued and outstanding common stock. 40,103,543 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuers common stock, both of record and beneficially and affiliates thereof.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., PartI, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2007). No documents are incorporated by reference.

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

The Company is currently pursuing three businesses areas:

Telecommunications Services

Wholesale Telecommunication Minute Sales

The Company purchases telecommunication minutes directly form in-country telecom companies and resells these minutes to worldwide carriers.  The Company’s software system routes minutes from buyer to seller and monitors systems loads and payment settlements.  We sell the majority of our minutes to tier 1 carriers worldwide.

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

Computer Equipment Sales

The Nettel Trading division of the Company is currently exporting qualified computer electronics equipment. The Company established connections and cooperative relations with over 1,000 companies in more than 40 countries and regions in the world. Through these important connections the Company plans to expand into other importing and exporting activities, but has no agreements or contracts at this time.

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

Employees

As of December 31, 2007, the Company had three employees working in the Portland office; two administrative and one engineer. The Company also has approximately sixty software engineers, system monitors and customer service personnel contracted through a company in Vietnam.  Additionally, the Company has contracts for consulting services with six development engineers in the U.S.

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

 ITEM 2.    DESCRIPTION OF PROPERTY

In May 2007, the Company leased 1,300 square feet of office space at 12655 SW Center Street, Beaverton, Oregon. We believe that our office space is adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings presently pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A) Market Information

Our shares of common stock are traded over-the-counter in what is referred to as the OTC: Bulletin Board under the symbol NTTL. As of March 31, 2008, there were 16 market makers submitting quotations on the OTC:BB. However, the trading volume during the past months has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In May 2002, our shares were subject to a one for ten recapitalization and in May 2003, our shares were subject to one for fifty recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2006
First Quarter Ending March 31,	$0.11	$0.11
Second Quarter Ending June 30,	$0.11	$0.10
Third Quarter Ending September 30,	$0.09	$0.08
Period Ending December 31,	$0.11	$0.10
Fiscal Year 2007
First Quarter Ending March 31,	$0.74	$0.10
Second Quarter Ending June 30,	$074	$0.42
Third Quarter Ending September 30,	$0.58	$0.30
Period Ending December 31,	$0.38	$0.18
Fiscal Year 2008
First Quarter Ending March 31,	$0.18	$0.17

(B) Holders

As of March 31, 2008, there 116 were shareholders.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The Company's net revenues for the year ended December 31, 2007 were $21,505,122 compared to $7,832,916 for the year ended December 31, 2006. All revenues for 2007 were from telecommunication minutes sales.  For the year ended December 31, 2006, telecommunication minute sales were $7,486,296 and used equipment sales were $467,500.

Gross margin was 5.1 percent of revenue for the telecommunication sales for year ended December 31, 2007 compared to 7.1 percent for the same period ended December 31, 2006.  The sales in 2007, which were a 287% increase over 2006, were at competitive rates with realistic long-term gross margins. The gross margin on used equipment sales for the year ended December 31, 2006 was 50% related primarily to one high margin sale in 2006 that is not likely to reoccur.

Operating expenses consisting primarily of research and development expense and general and administrative expense increased $3,797,270 to $5,267,460 for the year ended December 31, 2007 compared to $1,470,190 for the same period ended December 31, 2006. Research and development expense was $3,096,675 for the year ended December 31, 2007 compared to $1,090,332 in the same period in 2006. These costs are primarily personnel and consulting costs for engineers upgrading and maintaining software. $2,696,391 of this expense was a non-cash charge for the market value of the Company's common stock issued to engineers for their services during the year ended December 31, 2007 as compared to $710,201 for the year ended December 31, 2006. The $2,006,373 increase in 2007, relates to software upgrades and maintenance to accommodate the 287% increase in sales in 2007.  Additionally, approximately $1,000,000 of the non-cash charge for common stock issued to consultants was for a new generation of software that is still in the development stage.

General and administrative expense was $2,103,885 in the period ended December 31, 2007 as compared $369,904 for the same period ended December 31, 2006. The $1,733,988 increase in 2007 resulted primarily from $1,702,000 non-cash charge for the market value of the Company’s common stock issued to investor relations consultants and the $25,000 fee paid to cancel the facilities lease which reduced the monthly facilities expense by 65%.  The new facilities, which have considerably less square footage, is more appropriate for the needs of the Company.

Liquidity and Capital Resources

The cash flow from operations for the year ended December 31, 2007 is primarily attributable to the net loss of $4,176,773 offset by the $4,444,706 non-cash charge for the common stock issued for services. The negative cash flow from operations in 2006 resulted from the net loss of $783,527 and the $449,827 decrease in customer deposits and deferred revenue which were recognized as revenue, offset by the $710,201 non-cash charges for common stock issued for services.

The Company invested $253,854 in property and equipment during the year ended December 31, 2007 compared to $2,236 for the same period ended December 31, 2006.  The equipment increase is for servers and related equipment for which installation is in process to accommodate higher sales volume.

The Company made a $60,000 payment on the outstanding loan balance in 2007.  Cash flow was provided by financing activities in 2006 from a $225,000 loan.

The Company has incurred an accumulated deficit as of December 31, 2007 of $11,144,484. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2007 and 2006. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement its current operating plan.

ITEM 7.    FINANCIAL STATEMENTS.

NETTEL HOLDINGS, INC

 Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007

F-2

Consolidated Statements of Operations for the years ended

  December 31, 2007 and 2006

F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended

  December 31, 2007 and 2006

F-4

Consolidated Statements of Cash Flows for the years ended

  December 31, 2007 and 2006

F-5

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nettel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nettel Holdings, Inc. as of December 31, 2007, and the related consolidated statements of operations, consolidated shareholders' Equity (Deficit), and consolidated cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nettel Holdings, Inc.  as of December 31, 2007, and the results of their operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2007, the Company incurred net losses of $4,176,773 and has accumulated deficit of $11,144,484 as of December 31, 2007.  These factors, among others, as discussed in Note 13 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 1, 2008

NETTEL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$215,324
Accounts receivable, net	38,630
Prepaid expenses	695,007
Total current assets	948,961

PROPERTY AND EQUIPMENT, net	281,413
Deposits	6,804
TOTAL ASSETS	$1,237,178

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$148,510
Payroll liabilities	50,309
Accrued expenses	97,180
Customer Deposits	437,735
Notes payable	165,000
Total current liabilities	898,734

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 1,000 shares authorized,
1,000 shares issued and outstanding	10,000
Common stock, $0.001par value; 250,000,000 shares authorized;
51,607,119 shares issued and outstanding	51,607
Additional paid-in capital	12,799,621
Shares issued for security deposit on equipment	(1,313,000)
Shares issued for future purchases	(65,300)
Deficit accumulated	(11,144,484)
Total stockholders' equity	338,444

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,237,178

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007		2006

Net revenues	$21,505,122		$7,832,916

Cost of goods sold	20,418,041		7,130,755
Gross profit	1,087,081		702,161

Operating expenses:
Research and development	3,096,675		1,090,332
Sales and marketing	66,900		9,954
General and Administrative	2,103,885		369,904
Total operating expenses	5,267,460		1,470,190

Loss from Operations	(4,180,379)		(768,029)

Other Income (Expense)
Gain on settlement of debt	28,152		-
Interest Expense	(24,546)		(15,498)
Total Other Income (Expense)	3,606		(15,498)

Net loss	$(4,176,773	) $	(783,527)

Basic and diluted net loss per share*	$(0.09	) $	(0.02)

Basic and diluted weighted average shares outstanding	47,952,108		36,254,029

*  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock					Total Stockholders’ Equity (Deficit)
	Number of Shares		Number of Shares		Paid In Capital	Prepaid Expense	Accumulated Deficit
		Amount		Amount
Balance at December 31, 2005	1,000	$10,000	33,701,499	$33,701	$6,341,010	$(266,000)	$(6,184,184)	$(65,473)
Shares issued for services	-	-	6,053,334	6,054	704,147	-	-	710,201
Shares issued for prepaid expense	-	-	-	-	-	200,700	-	200,700
Net loss for the year	-	-	-	-	-	-	(783,527)	(783,527)

Balance at December 31, 2006	1,000	$10,000	39,754,833	$39,755	$7,045,157	$(65,300)	$(6,967,711)	$61,901
Shares issued for services	-	-	9,511,286	9,511	4,435,195	-	-	4,444,706
Shares issued in payment of debt	-	-	41,000	41	8,569	-	-	8,610
Shares issued as a deposit on equipment	-	-	2,300,000	2,300	1,310,700	(1,313,000)	-	-
Net loss for the year	-	-	-	-	-	-	(4,176,773)	(4,176,773)

Balance at December 31, 2007	1,000	$10,000	51,607,119	$51,607	$12,799,621	$(1,378,300)	$(11,144,484)	$338,444

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,176,773)	$(783,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		-
Depreciation and amortization	71,383	82,038
Gain on extinguishment of debt	(28,152)
Common shares issued for services	4,444,706	710,210
Amortized shares issued for prepaid expense	-	200,700
(Increase) decrease in current assets:
Accounts receivables	24,522	119,008
Prepaid telecommunication minutes	(400,438)	(65,489)
Deposits	(6,804)	2,200
Increase (decrease) in current liabilities:
Accounts payable	12,901	(139,619)
Accrued payroll and expense	20,949	(42,743)
Customer deposits and deferred revenue	435,385	(449,827
Total Adjustments	4,574,452	416,469
Net cash provided by (used in) operating activities	397,679	(367,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(253,854)	(2,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	225,000
Principal payments on debt obligations	(60,000)	(6,000)
Net cash provided by (used in) financing activities	(60,000)	219,000

NET INCREASE IN CASH & CASH EQUIVALENTS	83,825	(150,294)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	131,499	281,793

CASH & CASH EQUIVALENTS, ENDING BALANCE	$215,324	$131,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to extinguish debt	$8,610	$-
Common shares issued as a deposit	1,313,000	266,000

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The merger of the Company with NetTel was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NetTel obtained control of the consolidated entity. Accordingly, the merger of the two companies was recorded as a recapitalization of the NetTel, with NetTel being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end.

In October, 2003, the Company created a wholly owned subsidiary in the State of Delaware by the name of Entec Software, Inc. (“ENTEC”). There are currently no operations in ENTEC.

In October, 2005, the Company created another wholly owned subsidiary in the State of Delaware by the name of IPXC, Inc (“IPXC”).

Business operations

The Company primary operations are the purchase of telecommunication minutes directly from in-country telecom companies and then resell these minutes to worldwide carriers.  The Company’s software system routes minutes from buyer to seller and monitors systems loads and payment settlements.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $106,399 as at December 31, 2007.

Property & Equipment

Capital assets are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of its long-lived assets to assess recoverability and impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of the recovery of the long-lived assets was performed as of the year ended December 31, 2007. No impairments were recorded for the years ended December 31, 2007 and December 31, 2006.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of December 31, 2007 is $437,735.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of December 31, 2007 is $695,007.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $0 and $2,068, respectively.

Research and Development

Expenditures for telecommunication software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalized after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $3,096,675 and $1,090,332 in the years ended December 31, 2007 and 2006, respectively, for development of software products.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) requires the accrual of interest and potential penalties on unrecorded tax liabilities.  Interest and penalties are accounted for as tax expense.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been  restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The company did not issue any options or warrants during the years ended December 31, 2007 and 2006.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007 and 2006, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2007. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

There were no stock based compensations in the years ended December 31, 2007and 2006, respectively.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company does not expect the adoption of this statement to have a material effect on this consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose, at a specified election date, to measure eligible items at fair value (the “fair value option”). This statement is effective for our fiscal year beginning December 30, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement replaces SFAS 141.  SFAS 141(R) expands the assets acquired and liabilities assumed which are measured at fair value as of the acquisition date, changes the method of recording contingent consideration and requires expensing of all acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARP No, 51.  This statement replaces the term minority interest with noncontrolling interest and includes noncontrolling interest in the equity section of the financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on this consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirement of SFAS No. 133 to enhance the understanding of how the derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow.  The Company does not expect the adoption of this statement to have a material effect on this consolidated financial position, results of operations or cash flows.

3.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Nettel Holdings, Inc., (“the Company”) and its 100% wholly-owned subsidiaries NetTel Globalcommunication, Inc. (“NetTel”), Entec Software, Inc (“ENTEC”) and IPXC, Inc. (“IPXC”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

4.

PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

  2007

Equipment

$  274,444

Software

8,615

Furniture and fixtures

   3,082

Construction in progress

  251,193

537,334

Less: accumulated depreciation & amortization

(255,921)

Property & Equipment (net)

$  281,413

Depreciation expense for the years ended December 31, 2007 and 2006 was $71,383 and $82,038 respectively.  Construction in progress includes $251,193 in equipment and related accessories.

5.

PAYROLL LIABILITIES

The Company has not paid a salary to its officer and has accrued $13,100 in payroll liabilities for the past three years. $4,616 in payroll tax liabilities are payable at December 31, 2007. $32,593 of the payroll liability balance was assumed by the Company from Bio Standard during the recapitalization transaction. As at December 31, 2007, $50,309 was accrued as payroll liabilities.

6.

NOTES PAYABLE-CURRENT

In June 2006, the Company borrowed $225,000 from an individual for working capital.  The note was due on July 1, 2007, is unsecured and has an annual interest rate of 12% on the unpaid principal balance. The Company repaid $60,000 on the principal balance in August 2007 and is in process of renewing the terms, and hence, the note has been classified as a current liability.

In January 2007, the Company issued 41,000 shares of Common Stock with a value of $8,610 (see Note 7) to repay a note payable of $22,000 and the accrued interest payable of $14,762.  A $28,152 gain on extinguishment of debt was recorded for the three-month period ended March 31, 2007.

Interest expense for these notes for the years ended December 31, 2007 and 2006 was $24,546 and $15,498 respectively.

7.

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

In January 2007, the Company issued 1,548,000 shares of Common Stock to consultants for services for a combined value of $169,830 and 41,000 shares of Common Stock with a value of $8,610 to repay a note payable and related interest payable (see Note 6). In February 2007, the Company issued 1,027,500 shares of Common Stock to consultants for services for a combined value of $655,150. In March 2007, the Company issued 1,854,715 shares of Common Stock to consultants for services for a combined value of $1,064,885.

In April 2007, the Company issued 2,427,000 shares of Common Stock to consultants for services for a combined value of $1,428,570 and 1,300,000 shares of Common Stock with a combined value of $793,000 as a deposit for the purchase of computer equipment. In May 2007, the Company issued 319,071 shares of Common Stock to consultants for services for a combined value of $161,571. In June 2007, the Company issued 605,000 shares of Common Stock to consultants for services for a combined value of $ $302,600 and 1,000,000 shares of Common Stock with a value of $520,000 as a deposit on the purchase of computer and other equipment. In September 2007, the Company issued 1,670,000 shares of Common Stock to consultants for services for a combined value of $651,300. In December 2007, the Company issued 60,000 shares of Common Stock to consultants for services for a combined value of $10,800. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

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

8.

INCOME TAXES

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $10,876,000 and $6,786,000 for the years ended December 31, 2007 and 2006, respectively. The federal net operating loss carryforwards expire through 2027 and are available to offset future income tax liabilities. The state net operating loss carryforwards expire through 2022 and are available to offset future income tax liabilities.

Deferred tax assets are comprised of the following at December 31, 2007:

December 31,

2007

Allowance for doubtful accounts

$       40,900

Unpaid liabilities

      17,875

Net operating loss carryforwards

  4,099,400

4,158,175

Valuation Allowance

(4,158,175)

Net deferred taxes

$            -

December 31,

2007

Income tax expense (benefit) for the years ended December 31, 2007 is summarized as follows:

2007
Current:
Federal	$(1,287,200)
State	(270,000)
Deferred taxes	8,100
Valuation allowance	1,549,100
Income tax expense (benefit)	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31,

December 31,

      2007

       2006

Tax expense (credit) at statutory rate-federal

(34.0%)

(34.0%)

State tax expense (credit) net of federal tax

  (4.4)

  (4.4)

Graduated federal rate

    0.3

    1.5

Valuation allowance

        38.1

        36.9

Tax expense at actual rate

            -

           -       _

9.

EMPLOYEE BENEFIT PLANS

The 2003 Employee Benefit Plan (“the Plan”) adopted by the Board of Directors on April 30, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company’s Common Stock to employees, officers, directors and consultants of the Company.  Information relating to the Plan during 2007 and 2006 is as follows:

Shares
Balance of shares available to issue or grant at December 31, 2005	144,854
Shares reserved and registered under Form S8 during 2006	3,400,000
Shares issued during 2006	-
Options granted during 2006	-
Balance of shares available to issue or grant at December 31, 2006	3,544,854
Shares reserved and registered under Form S8 during 2007	-
Shares issued during 2007	(3,256,286)
Options granted during 2007	-
Balance of shares available to issue or grant at December 31, 2007	288,568

On February 15, 2001, the Company adopted a 2001 Stock Option Plan (“the Option Plan”) for employees, officers, directors and consultants. Information relating to the Plan is as follows:

	Shares subject to option	Weighted Average Exercise price	Aggregate Intrinsic value
Options outstanding December 31, 2005	700	$225.00	$-
Options exercised	-	$-
Options cancelled	-	$-
Options issued	-	$-
Balance, December 31, 2006	700	$225.00	$-
Options exercised	-	$-
Options cancelled	(700)	$-
Options issued	-	$-
Balance, December 31, 2007	-	$-	$-

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

The following is information for the Company’s reportable segments for the years ended December 31, 2007 and 2006:

(in thousands)	Equipment Segment	Telecommunications Segment	Unallocated	Total

Revenue 2007 2006	$ 0 347	$21,505 7,486	$ 0 0	$21,505 7,833
Gross margin 2007 2006	0 172	1,087 530	0 0	1,087 702
Depreciation and amortization 2007 2006	0 0	71 82	0 0	71 82
Profit (Loss) from continuing operations before interest & tax 2007 2006	0 169	(991) (689)	(3,189) (248)	(4,180) (768)
Interest expense 2007 2006	0 16	0 0	0 250	25 16
Identifiable assets 2007 2006	0 0	1,013 455	224 133	1,237 588
Capital expenditures 2007 2006	0 0	254 2	0 0	254 2

11.

MAJOR CUSTOMERS

For the year ended December 31, 2007, four customers provided 49%of the net revenues and four suppliers provided 72% of the cost of goods sold. For the year ended December 31, 2006, two customers provided 29% of the net revenues and two suppliers provided 31% of the cost of goods sold. The receivable balances due from the customers were $0 and $6,005 at December 31, 2007 and 2006, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balances due to the suppliers were $36,481 and $0 at December 31, 2007 and 2006, respectively.

12.

COMMITMENTS

In June 2006, the Company entered into a three year lease for office and warehouse space in Portland, Oregon. In May 2007, the Company entered into a two year lease for office space in Beaverton, Oregon and negotiated a termination of the Portland lease for a one-time fee of $25,000 which in included in the total rent expense of $59,291 for fiscal 2007. Lease commitments are as follows:

2008

21,648

2009

9,020

13.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $11,144,484 including net losses of $4,176,773 and $783,527 for the years ended December 31, 2007 and 2006, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2007, towards management of liabilities and improving the operations. The management believes that these actions will allow the Company to continue its operations through the next fiscal year.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen Tyroe Chhim Larry Olson	37 40 57	President, Chief Financial Officer and Director Director Director

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

Tyroe Chhim, Director

Mr. Chhim holds a Bachelor of Science degree from Portland State University.  Mr. Chhim has over 12 years experience in the finance industry.  Since 1993, he has been in Corporate Cash/Treasury Management.  From 2000 to 2006, he owned the House of Asia restaurant chain.  Since 2007 to the present, he has been the President of Stoneleigh Investment.

Larry Olson, Director

Mr. Olson has a Business Degree and Engineering Degree.  In 1973, Mr. Olson started Olson Precast of Arizona, a multi million dollar company employing 130 people.  This venture spearheaded Olson Precast of Las Vegas, now owned by Mr. Olson's son.  Mr. Olson also created and developed Olson Precast, Nevada which is also a multimillion dollar company with over 100 employees.   From 2002 to 2005, Mr. Olson was part owner and director of the Phoenix National Bank until it was sold to Northern Trust.  Presently, he is serving as Director of Azco Mining, a public company,   He became a director in 1999 and has held position of Chairman since 2000.  Mr. Olson  was also President and CEO until October 2003.  As of 2007, he has also served as Director of Providential Holdings, a public company, and Education 20/20 a private company from 2004 to 2006.  Since 2005, Mr. Olson is also Chairman and founding Director of LoveWorks International, an African Non-Governmental Organization which oversees the operation of New Hope Orphanage and school. New Hope provides a home and education to 800 children who have lost a parent to AIDS.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation earned by the Company’s executive officer:

N Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other Compen sation ($)	Total ($)

Michael Nguyen, President and Chief Executive Officer	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2007, with respect to the number of shares beneficially owned by individuals, directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Number of Shares Held (1)	Percentage
Michael Nguyen, President and Chairman 4701 NE Portland Hwy, Portland, Oregon 97218	10,596,290	19.7%

(1) Based upon shares 53,679,833 issued and outstanding as of March 31, 2008.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
Michael Nguyen, President 610 SW Broadway, Suite 405 Portland, Oregon 97205	19.7%	Form 5
Tran Le 536 Widgeon Lane Bloomingdale, IL 30108	5.6%	SC -13G

(1) Based upon shares 53,679,833 issued and outstanding as of March 31, 2008.

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

Nettel Holdings, Inc.

Date: May  , 2008

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

Date: May 14, 2008

/s/ Michael Nguyen

Michael Nguyen, President, Chief Financial Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nettel Holdings, Inc. on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Nguyen, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Nguyen

Michael Nguyen

President and Chief Financial Officer

May  14, 2008