Form 10-Q
period 2008-03-31
NETTEL HOLDINGS INC
filed 2008-05-21
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
Common Stock, $.001 par value 53,679,833 shares outstanding as of March 31, 2008.
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

PART I  FINANCIAL INFORMATION

NETTEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$83,337
Accounts receivable, net	270,452
Prepaid telecommunication minutes	493,913
Total current assets	847,702

Property And Equipment, net	265,130
Deposits	6,804
Total assets	$1,119,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$304,469
Payroll liabilities	51,430
Accrued expenses	90,062
Customer deposits	85,462
Note payable	165,000
Total current liabilities	696,423

STOCKHOLDERS’ EQUITY:
Preferred stock, $10 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	10,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 53,679,833 shares issued and outstanding	53,680
Additional paid-in-capital	13,138,182
Shares issued for Security Deposit on Equipment	(1,313,000)
Shares issued for future purchases	(65,300)
Accumulated deficit	(11,400,349)
Total shareholders’ equity	423,213

Total liabilities and shareholders’ equity	$1,119,636

The accompanying notes are an integral part of these unaudited consolidated financial statements

3

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007

Net revenues	$5,894,167	$5,045,711

Cost of revenues	5,573,196	4,786,813

Gross profit	320,971	258,898

Operating expense:
Research and development	363,938	1,378,974
Sales and marketing	-	46,500
General and administrative	208,016	700,695
Total operating expense	571,954	2,126,169

Operating loss	(250,983)	(1,867,271)

Other income (expense) O
Gain on extinguishment of debt	-	28,128
Interest expense	(4,882)	(6,748)
Total other income (expense)	(4,882)	21,404

Net loss	$(255,865)	$(1,845,867)

Basic and diluted net loss per share * :	$(0.05)	$(0.044)

Basic and diluted weighted average shares outstanding	53,200,065	41,779,244

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

4

NETTEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,865)	$(1,845,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,283	18,204
Common stock issued for services	340,634	1,889,864
Gain on settlement of debt	-	(28,152)
(Increase) decrease in current assets:
Accounts Receivables	(231,822)	(109,201)
Prepaid telecommunication minutes	201,094	(111,008)
Deposits	-	(5,000)
Increase (decrease) in current liabilities:
Accounts payable	155,959	(99,829)
Accrued payroll and expenses	(5,997)	(302)
Customer deposits	(352,273)	725,979

Net cash used in operating activities	(131,987)	434,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131,987)	432,673
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,324	131,499

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,337	$564,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued to	$-	$1,313,000
Common shares issued to extinguish debt	-	8,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

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

Nettel Holdings, Inc., (“the Company”) was incorporated in the State of Florida on October 22, 1998.  During 2002 the Company ceased all operations.

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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience.  The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses.  Allowance for doubtful accounts is $106,399 at March 31, 2008.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue (customer deposits) as of March 31, 2008 is $85,462.

Cost of sales includes the cost of equipment sold and the cost of capacity for internet and wholesale minutes associated with the revenue recognized within the corresponding time period.

Payments to vendors for wholesale telecommunication minutes made prior to the delivery of service to customers are recorded as a prepaid. The prepaid balance as of March 31, 2008 is $493,913 and is included in prepaid expense in the accompanying financial statements.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company recorded research and development cost of $363,938 and $1,378,974 in the three-month periods ended March 31, 2008 and 2007, respectively.

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

Segment Reporting

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon revenue by product line and services.  During the three month periods ended March 31, 2008 and 2007, the Company operated in a single segment.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with its impact on non-financial assets and liabilities deferred until fiscal years beginning after November 15, 2008.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 categorizes sources of accounting principles that are generally accepted in descending order of authority.  The Company does not expect the adoption of this statement to have a material impact on the its consolidated financial position, results of operations or cash flows.

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

Interest expense for the note for the three-month periods ended March 31, 2008 and 2007 is $4,882 and $6,658, respectively.

5.

STOCKHOLDERS' EQUITY

In January 2007, the Company issued 1,548,000 shares of Common Stock to consultants for services for a combined value of $169,830 and 41,000 shares of Common Stock with a value of $8,610 to repay a note payable and related interest payable. In February 2007, the Company issued 1,027,500 shares of Common Stock to consultants for services for a combined value of $655,150. In March 2007, the Company issued 1,854,715 shares of Common Stock to consultants for services for a combined value of $1,064,885.

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

In January 2008, the Company issued shares of Common Stock to consultants for services for a combined value of $296,634.  In February 2008, the Company issued shares of Common Stock to consultants for services for a combined value of $44,000.  The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

6.

MAJOR CUSTOMERS

For the three-month period ended March 31, 2008, four customers provided 80% of the net revenues and three suppliers provided 64% of the cost of goods sold.

For the three-month period ended March 31, 2007, four customers provided 73% of the net revenues and four suppliers provided 73% of the cost of goods sold.

The receivable balances due from the customers were $188,322 and $111,341 at March 31, 2008 and 2007, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  The accounts payable balance due to the suppliers was $0 at March 31, 2008 and 2007.

7.

COMMITMENTS

In May 2007, the Company entered into a two year lease for office space in Beaverton, Oregon. Total rent expense was $7,479 for the three-month period ended March 31, 2008. Lease commitments are as follows:

2008

$ 21,648

2009

3,608

8.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $11,400,349 including net losses of $255,865 and$1,845,867 for the three-month periods ended March 31, 2008 and 2007, respectively.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April 2005, the Company began providing service to major suppliers and carriers.  In December 2005 the Company began renegotiating agreements with customers and suppliers to incorporate upgraded technology and payment terms. As a result of these negotiations, wholesale minute sales were significantly less for the three-month period ended March 31, 2006 than for the same period in 2005. In April 2006 agreements were finalized and sales and marketing proceeded.

The Company is currently pursuing four businesses areas:

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

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

The Company's net revenue for the three-month period ended March 31, 2008 was $5,894,167 compared to $5,045,711 for the same period ended March 31, 2007.  All revenues related to telecommunication sales.

Gross margin was 5.4 percent of revenue for the three-month period ended March 31, 2008 compared to 5.1 percent for the same period ended March 31, 200.  Margins vary slightly depending on volume discounts and local markets.

Operating expenses consisting were $571,954 for the three-month period ended March 31, 2008 compared to $2,126,169 for the same period ended March 31, 2007. Research and development expense was $363,938 for the three-month period ended March 31, 2008 compared to $1,378,974 in the same period in 2007.  These costs are primarily personnel costs for engineers developing and maintaining software.  This decrease of $1,015,036 for the three months ended March 31, 2008 was the result of less system upgrades required in the first quarter of 2008.  The Company implemented major upgrades in the first quarter of 2007 to accommodate the increase in sales beginning in the first quarter of 2007.  Telecommunication sales for the fiscal year ended 2006 were $7,486,296 compared to $5,045,711 in the first quarter of 2007.  The three-month period ended March 31, 2007 included a non-cash charge of $1,258,650 for the market value of the Company’s common stock issued for telecommunication consulting services. For the period ended March 31, 2007, sales and marketing expense were $46,500 which was a non-cash charge for the market value of the Company’s common stock issued for consulting services relating to market research as compared to $0 for the same period in 2008.

General and administrative expense was $208,016 in the period ended March 31, 2008 as compared $700,695 for the same period ended March 31, 2007. The $492,679 decrease in the three-month period ended March 31, 2008 resulted primarily from a decrease of $444,000 in investor relation expenses, a $32,000 decrease in the allowance for bad debts, a $9,000 decrease in rent expense related to the move to new office space in May 2007 and a $2,000 decrease in depreciation expense. The administrative expense for the first quarter of 2007 included a $584,715 non-cash charge for the market value of the Company’s common stock issued for consulting services relating to investor relations and research.

Liquidity and Capital Resources

For the three-month period ended March 31, 2008 the Company used $131,987 of cash from operations as compared to $434,688 of cash provided by operations for the same period in 2007.  The use of cash in the first quarter of 2007 resulted from the loss of $255,865 and the changes in operating assets offset by non cash depreciation and common shares issued for services of $356,917.  The change in operating assets included:  an accounts receivable increase greater than the accounts payable increase and a decrease in customer deposits and deferred revenue which was greater than the decrease in prepaid deposits.

The $434,688 provided from operations for the three-month period ended March 31, 2007 was primarily attributable to the net loss of $1,845,867 off set by $1,889,864 of the Company’s common stock issued for services and a $725,979 increase in customer deposits offset by $225,000 increase in current assets and a $115,000 decrease in accounts payable and accrued expenses.

During the three-month period ended March 31, 2008 and March 31, 2007, the Company had no financing activities.  The only investing activity during these periods was a $2,015 purchase of equipment in the three-month period ended march 31, 2007.

The Company has incurred an accumulated deficit as of March 31, 2008 of $11,400,349. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the three-month period ended March 31, 2008. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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
Dated: May 21, 2008
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

May 21, 2008

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

Dated: May 21, 2008

/s/ Michael Nguyen

President and Chief Financial Officer

Nettel Holdings, Inc.