Form 10KSB/A
period 2007-12-31
NETTEL HOLDINGS INC
filed 2008-09-03
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A

(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission file number: 0-26307

Nettel Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0827278
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

12655 SW Center Street, Beaverton, Oregon 97005
(Address of principal executive offices) (Zip Code)

     360-369-6367
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $21,505,122.

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

This amendment to the Company’s 10-KSB, originally filed on May 14, 2008, is being submitted in response to comments from the SEC requesting specific disclosures pertaining to the evaluation of the management’s internal control over financial reporting. Please see Item 9A.

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

ITEM 7. FINANCIAL STATEMENTS.

NETTEL HOLDINGS, INC
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Contents
	Page
Report of Independent Registered Public Accounting Firm	F	-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	F	-2

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006	F	-3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2007 and 2006	F	-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F	-5

Notes to Consolidated Financial Statements	F	-6

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

The accompanying notes are an integral part of these consolidated financial statements

NETTEL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock					Total
								Stockholders’
	Number of		Number of		Paid In	Prepaid	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Expense	Deficit	(Deficit)
Balance at
December 31,
2005	1,000	$10,000	33,701,499	$33,701	$6,341,010	$(266,000)	$(6,184,184)	$(65,473)
Shares issued
for services	-	-	6,053,334	6,054	704,147	-	-	710,201
Shares issued
for prepaid
expense	-	-	-	-	-	200,700	-	200,700
Net loss for the
year	-	-	-	-	-	-	(783,527)	(783,527)

Balance at
December 31,
2006	1,000	$10,000	39,754,833	$39,755	$7,045,157	$(65,300)	$(6,967,711)	$61,901
Shares issued
for services	-	-	9,511,286	9,511	4,435,195	-	-	4,444,706
Shares issued in
payment of debt	-	-	41,000	41	8,569	-	-	8,610
Shares issued as
a deposit on
equipment	-	-	2,300,000	2,300	1,310,700	(1,313,000)	-	-
Net loss for the
year	-	-	-	-	-	-	(4,176,773)	(4,176,773)

Balance at
December 31,
2007	1,000	$10,000	51,607,119	$51,607	$12,799,621	$(1,378,300)	$(11,144,484)	$338,444

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

4. PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

2007
Equipment	$274,444
Software	8,615
Furniture and fixtures	3,082
Construction in progress	251,193
537,334
Less: accumulated depreciation & amortization	(255,921)
Property & Equipment (net)	$281,413

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

Deferred tax assets are comprised of the following at December 31, 2007:

December 31,
2007

Allowance for doubtful accounts	$40,900
Unpaid liabilities	17,875
Net operating loss carryforwards	4,099,400
4,158,175
Valuation Allowance	(4,158,175)
Net deferred taxes	$-

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

On February 15, 2001, the Company adopted a 2001 Stock Option Plan (“the Option Plan”) for employees, officers, directors and consultants. Information relating to the Plan is as follows:

Weighted
	Shares		Average		Aggregate
	subject to		Exercise		Intrinsic value
	option		price

Options outstanding December 31, 2005	700		$225.00		$-
Options exercised	-		$-
Options cancelled	-		$-
Options issued	-		$-
Balance, December 31, 2006	700		$225.00		$-
Options exercised	-		$-
Options cancelled	(700)		$-
Options issued	-		$-
		$		$
Balance, December 31, 2007	-		-		-

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

The following is information for the Company’s reportable segments for the years ended December 31, 2007 and 2006:

	Equipment	Telecommunications
(in thousands)	Segment	Segment	Unallocated	Total

Revenue
2007	$0	$21,505	$0	$21,505
2006	347	7,486	0	7,833
Gross margin
2007	0	1,087	0	1,087
2006	172	530	0	702
Depreciation and amortization
2007	0	71	0	71
2006	0	82	0	82
Profit (Loss) from continuing
operations before interest &
tax
2007	0	(991)	(3,189)	(4,180)
2006	169	(689)	(248)	(768)
Interest expense
2007	0	0	0	25
2006	16	0	250	16
Identifiable assets
2007	0	1,013	224	1,237
2006	0	455	133	588
Capital expenditures
2007	0	254	0	254
2006	0	2	0	2

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON CCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9A. INTERNAL CONTROL OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures
NETTEL HOLDINGS INC's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

NETTEL HOLDINGS INC's management, under the direction of the Chief Executive Office and Chief Financial Officer, assessed the effectiveness of NETTEL HOLDINGS INC's internal controls over financial reporting as of September 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of September 2, 2008, to support a conclusion that NETTEL HOLDINGS, INC's internal controls over financial reporting are effective.

Changes in Internal controls over Financial Reporting
There were no changes in NETTEL HOLDINGS INC's internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, NETTEL HOLDINGS INC's internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain information with respect to directors and executive officers of the Company.

Name	Age	Position with the Company
Michael Nguyen	37	President, Chief Financial Officer and Director
Tyroe Chhim	40	Director
Larry Olson	57	Director

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation earned by the Company’s executive officer:

							All
						Non-Equity	other
				Stock	Option	Incentive Plan	Compen
Name and Principal		Salary Bonus		Awards	Awards	Compensation	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

Michael Nguyen,
President and Chief	2007	0	0	0	0	0	0	0
Executive Officer	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2007, with respect to the number of shares beneficially owned by individuals, directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial	Number of	Percentage
Owner	Shares Held (1)
Michael Nguyen, President and
Chairman	10,596,290	19.7%
4701 NE Portland Hwy, Portland,
Oregon 97218

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

	Beneficial Owner of
Name	class of Securities	Forms filed under Section 16(a)
	(%)(1)
Michael Nguyen, President
610 SW Broadway, Suite 405	19.7%	Form 5
Portland, Oregon 97205
Tran Le
536 Widgeon Lane	5.6%	SC -13G
Bloomingdale, IL 30108

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

Nettel Holdings, Inc. Date: September 2, 2008

/s/ Michael Nguyen , President
Michael Nguyen, Chief Executive Officer and Chairman