Form 10KSB/A
period 2007-12-31
NETTEL HOLDINGS INC
filed 2008-09-24
CIK 1084883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

SECOND AMENDED
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

This amendment to the Company’s 10-KSB, originally filed on May 14, 2008, is being submitted in response to comments from the SEC requesting specific disclosures pertaining to the evaluation of the management’s internal control over financial reporting. Please see Item 8A. Item 8A replaces the section previously identified as Item 9A on the Company’s Form 10-KSB/A filed with the SEC on September 3, 2008.  No other changes were made to the annual report.

ITEM 8A. CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Management has reassessed the adequacy of the Company's Internal Controls over Financial Reporting in light of its failure to provide a timely filed report regarding the Management's review of such financial reporting controls and procedures. The absence of the Management's report on Internal Control over Financial Reporting from the Company's initial annual report filed with the SEC for the fiscal year 2007 rendered the report materially deficient. As such, Management has determined that this oversight rendered the procedures and controls over financial reporting that were in place ineffective.

The Company has since retained legal, accounting, and other professional services to address the deficiencies in its controls and procedures over financial reporting. It is Management's position that the deficiencies have been corrected and the new measures that have been put in place now ensure effective internal control over financial reporting.