Form 10KSB/A
period 2007-12-31
NETTEL HOLDINGS INC
filed 2008-10-01
CIK 1084883

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

This amendment to the Company’s 10-KSB, originally filed on May 14, 2008 and the subsequent 10-KSB/A filed on September 24, 2008, is being submitted in response to comments from the SEC requesting specific disclosures pertaining to the evaluation of disclosure controls and procedures. This amendment contains a revised Item 8A and deletes Item 14 of the previously filed annual reports. No other changes have been made to the material preceding Item 8A.

ITEM 8A. CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures
NETTEL HOLDINGS INC’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

NETTEL HOLDINGS INC’s management, under the direction of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of NETTEL HOLDINGS INC’s internal controls over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal control – Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of September 30, 2008 to support a conclusion that NETTEL HOLDINGS INC’s internal controls over financial reporting are effective.

Changes in Internal Controls Over Financial Reporting
There were no changes in NETTEL HOLDINGS INC’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, NETTEL HOLDINGS INC’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

DISCLOSURE CONTROL AND PROCEDURES

Management has reassessed the adequacy of the Company’s disclosure controls and procedures in light of its failure to provide a timely-filed evaluation of those controls and procedures. The absence of the Management’s evaluation of disclosure controls and procedures from the Company’s initial annual report filed with the SEC for the fiscal year 2007 rendered the report materially deficient. As such, Management has determined that this oversight rendered ineffective the procedures and controls over disclosure that were in place.

The Company has since retained legal, accounting, and other professional services to address the deficiencies in its controls and procedures over disclosure and financial reporting. It is Management’s position that the deficiencies have been corrected and the new measures that have been put in place now ensure effective internal control over both financial reporting and disclosure.

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

Name and Address of Beneficial	Number of
Owner	Shares Held (1)	Percentage
Michael Nguyen, President and
Chairman	10,596,290	19.7%
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

Nettel Holdings, Inc. Date: October 1, 2008

/s/ Michael Nguyen , President
Michael Nguyen, Chief Executive Officer and Chairman