Form 10KSB/A
period 2007-12-31
NETTEL HOLDINGS INC
filed 2008-10-03
CIK 1084883

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

NETTEL HOLDINGS INC’s management, under the direction of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of NETTEL HOLDINGS INC’s internal controls over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal control – Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of December 31, 2007, to support a conclusion that NETTEL HOLDINGS INC’s internal controls over financial reporting are effective.

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